Form 10-Q
period 2013-09-30
E-WORLD USA HOLDING,INC
filed 2013-11-19
CIK 1517498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number 333-184863

E-World USA Holding, Inc.
(Name of small business issuer in its charter)

Nevada	5122	45-289-8504
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)

E-World USA Holding, Inc.
9550 Flair Dr, Suite 308
El Monte CA 91731
(626) 448-3737
(Address and telephone number of principal executive offices and principal place of business)

N/A
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 18, 2013 there were 138,487,993 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

E-WORLD USA HOLDING, INC.
BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(Unaudited)

	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$770,391	$786,575
Accounts receivable, net	35,476	26,107
Inventory, net	348,430	232,103
Prepaid expenses	54,739	144,086
Other receivables	1,041	12,323

Total current assets	1,210,077	1,201,194

Property and equipment, net	185,925	200,741
Deposits and other assets	15,621	15,621

Total Assets	$1,411,623	$1,417,556

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,284,086	$2,164,349
Accounts payable - related party	-	30,000
Deferred revenue	2,801,363	2,329,245
Due to shareholder	298,677	75,115
Advances from related parties	298,562	506,132
Short term debt	27,263	26,293
Rescission Liability - Type A Warrants	7,167,663	7,167,663
Rescission Liability - Type B Warrants	249,111	249,111

Total current liabilities	12,126,725	12,547,908

Long term debt	82,135	102,706

Total liabilities	12,208,860	12,650,614

Stockholders' deficit
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993
issued and outstanding	142,829	142,829
Additional paid-in capital	3,583,702	3,583,702
Accumulated deficit	(14,523,768)	(14,959,589)

Total shareholders' deficit	(10,797,237)	(11,233,058)

Total liabilities and shareholders' deficit	$1,411,623	$1,417,556

See accompanying notes to these unaudited financial statements

E-WORLD USA HOLDING, INC.
INCOME STATEMENTS
For the three and nine months ended September 30, 2013 and 2012
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenue
Product sales	$100,407	$219,523	$2,015,714	$673,178
Service revenue	29,584	20,945	82,497	50,994

Total revenues	129,991	240,468	2,098,211	724,172

Cost of sales, net	125,425	65,302	335,793	155,171

Gross profit	4,566	175,166	1,762,418	569,001

Operating expenses
Selling expenses	54,427	69,425	221,563	110,667
Depreciation expense	12,865	12,405	37,168	40,441
General and administrative expenses	359,219	589,961	1,067,866	1,020,499

Total operating expenses	426,511	671,791	1,326,597	1,171,607

Income (Loss) from operations	(421,945)	(496,625)	435,821	(602,606)

Other income (expenses)
Other income (expenses)	-	(26)	-	-

Total other income (expenses)	-	(26)	-	-

Net income (loss)	$(421,945)	$(496,651)	$435,821	$(602,606)

Net income (loss) per share
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic	142,828,993	138,487,993	142,828,993	138,487,993
Diluted	142,828,993	138,487,993	168,616,789	138,487,993

See accompanying notes to these unaudited financial statements

E-WORLD USA HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$435,821	$(602,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37,168	40,441
Gain on disposal of fixed assets	-	(36,615)
(Increase) decrease in assets:
Accounts receivable	(9,369)	(29,844)
Inventory	(116,327)	32,650
Prepayments and other current assets	89,347	(44,476)
Refundable income taxes	-	323,973
Other receivables	11,282	-
Deposits and other assets	-	4,390
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(880,263)	(32,586)
Accounts payable - related party	(30,000)	(4,552)
Warrant liabilities	-	(17,585)
Deferred revenue	472,118	(167,589)
Net Cash (Used in) Provided by Operating Activities	9,777	(534,399)

Cash Flows from Investing Activities:
Purchase of property and equipment	(22,352)	(3,128)
Net Cash Used in Investing Activities	(22,352)	(3,128)

Cash Flows from Financing Activities:
Advances from shareholder	333,963	70,160
Payment to shareholder	(110,401)	(33,746)
Proceeds from related parties	130,000	-
Payment to related parties	(337,570)	-
Principal payments on debt	(19,601)	-
Net Cash Provided by (Used in) Financing Activities	(3,609)	36,414

Net Increase (Decrease) in Cash	(16,184)	(501,113)

Cash, beginning of year	786,575	32,635

Cash, end of year	$770,391	$(468,478)
	-
Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,535	$-
Income taxes	-	-

See accompanying notes to these unaudited financial statements

E-WORLD USA HOLDING, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of E-World USA Holding, Inc., (both the Nevada and the succeeded California corporation and collectively, “our”, “we”, “E-World” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted.

Note 2 – Going Concern

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying to alleviate the going concern by:

•	increasing marketing efforts in existing sales territories and identifying new sales territories to generate sales revenues.
•	securing various financing resources, including but not limiting to borrowing from major shareholders, raise funds through future public offering.
•	promoting new products.

Note 3 – Related Party Transactions

From time to time the major shareholder and CEO of the Company either receives cash proceeds from product or warrant sales from the Company’s members on behalf of the Company, or makes purchases out of his personal bank account on behalf of the Company. Such business transactions would be recorded as due to or from shareholder. During the nine months ended September 30, 2013 and 2012, cash advances from shareholder are $333,963 and $70,160, respectively and payments to shareholder are $110,401 and $33,746, respectively. As of September 30, 2013 and December 31, 2012, the balance due to shareholder amounted to $298,677 and $75,115, respectively. This balance does not bear interest, is unsecured, and due on demand.

The Company has accounts payable due to related parties of $0 and $30,000 as of September 30, 2013 and December 31, 2012, respectively.

In 2012 and 2011, due to a shortage of cash, the Company borrowed money from certain related parties for operations. The related parties consists of CEO's immediate family members and relatives. Total amount borrowed in the nine months ended September 30, 2013 and 2012 amounted to $130,000 and $0. During the nine months ended September 30, 2013, $337,570 was repaid. This balance does not bear interest and is unsecured and due on demand. As of September 30, 2013 and December 31, 2012, the Company owed $298,562 and $506,132 to these related parties.

E-WORLD USA HOLDING, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 – Restatement

	For the nine months ended September 30,
			Restated
	2012	Adjustment	2012
Revenue
Product sales	1,777,106	(1,103,928)	673,178
Service revenue	50,994		50,994

	1,828,100	(1,103,928)	724,172

Cost of sales, net	155,171		155,171

Gross profit	1,672,929	(1,103,928)	569,001

Operating expenses
Selling expenses	1,214,595	(1,103,928)	110,667
Depreciation expense	40,441		40,441
General and administrative expenses	1,020,499		1,020,499

Total operating expenses	2,275,535	(1,103,928)	1,171,607

Loss from operations	(602,606)		(602,606)

Net loss	(602,606)	-	(602,606)

During 2013, management determined that certain expenses previously classified as selling expenses should be netted against revenue.  In making this determination, management considered ASC 605-50-45-2 which requires cash payments of bonus to customers to be netted against the related revenues. As a result, selling expenses of $1,103,928 have been reclassified to revenue for the nine months ended September 30, 2013.

	For the three months ended September 30,
			Restated
	2012	Adjustment	2012
Revenue
Product sales	1,082,854	(863,331)	219,523
Service revenue	20,945		20,945

Total revenues	1,103,799	(863,331)	240,468

Cost of sales, net	65,302		65,302

Gross profit	1,038,497	(863,331)	175,166

Operating expenses
Selling expenses	932,756	(863,331)	69,425
Depreciation expense	12,405		12,405
General and administrative expenses	589,987		589,961

Total operating expenses	1,535,148	(863,331)	671,781

Loss from operations	(496,651)		(496,625)

Net loss	(496,651)		(496,651)

During 2013, management determined that certain expenses previously classified as selling expenses should be netted against revenue.  In making this determination, management considered ASC 605-50-45-2 which requires cash payments of bonus to customers to be netted against the related revenues. As a result, selling expenses of $863,331 have been reclassified to revenue for the three months ended September 30, 2013.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form S-1.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission.

Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We provide nutritional supplements, which are sold to a network of independent business consultants or direct sales agents (“DSA”). We are included in the direct sales, network marketing or multi-level marketing industry. Sales of our products are dependent upon the activity of the DSA in purchasing the products and in recruiting new DSAs. We provide an incentive to the DSA in the form of a commission or bonus based upon the level of purchases and recruiting that have occurred during the month. We do not "hire" any DSAs, as they are all independent contractors and not employees who work under our control. Therefore, we are not always aware if the DSA has ceased working the business, stops ordering products or has joined another company. The DSA is not required to resign. We are always impacted by the fluctuations in the DSA membership base.

We believe that our Business to Customer business is robust and that consumers have become more confident in ordering products, like ours, over the internet. However, the nutritional supplement and skin care product e-business markets have and continue to become increasingly competitive and are rapidly evolving.

The skin care products are bought from another company which developed the products. The sales of the skin care products are through the same method of nutritional supplements.

Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise brands to consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage. There can be no assurance that we will maintain our competitive edge or that we will continue to provide only American made merchandise.

Our products are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The current worldwide recession is expected to adversely affect our sales and liquidity for the foreseeable future. Although we have mitigated decreases in sales by lowering our levels of inventory to preserve cash on hand, we do not know when the recession will subside and when consumer spending will increase from its current depressed levels. Even if consumer spending increases, we are not sure when consumer spending will increase for our products which will affect our liquidity.

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending, and which may include spending on nutritional and beauty products and other discretionary items, such as our products. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and profits.

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

	For the three months ended September 30,
	2013	2012	$ Variance	% Variance

Revenue
Product sales	$100,407	$219,523	(119,116)	-54%
Service revenue	29,584	20,945	8,639	41%

Total revenues	129,991	240,468	(110,477)	-46%

Cost of sales, net	125,425	65,302	60,123	92%

Gross profit	4,566	175,166	(170,600)	-97%

Operating expenses
Selling expenses	54,427	69,425	(14,998)	-22%
Depreciation expense	12,865	12,405	460	4%
General and administrative expenses	359,219	589,961	(230,742)	-39%

Total operating expenses	426,511	671,791	(245,280)	-37%

Income (Loss) from operations	(421,945)	(496,625)	74,680	-15%

Other income (expenses)
Other income (expenses)	-	(26)	26	-100%
Total other income (expenses)	-	(26)	26	-100%

Income tax	-	-

Net income (loss)	$(421,945)	$(496,651)	74,706	-15%

Total product sales decreased by $119,000 or 54% from $ 220,000 in the three month period ended September 30, 2012 to $101,000 in the same period of 2013. The decrease was caused by increase of bonuses earned by members in 2013, offsetting product sales amount. See table below for detail breakdown:

For the three months ended September 30, 2013 and 2012, we had 428 and 242 new members, respectively. As of September 30, 2013 and 2012, the company had 10,283 and 8,843 members, respectively.

Service revenue increased approximately $9,000 or 41% from approximately $21,000 in first three quarters of 2012 to $30,000 in same period of 2013. The service revenue consists of shipping fees collected and amortization network service fees charged for activating membership in prior year. The increase of service fee was due to shipping fees received from sales incurred.

	For the three months ended September 30,
	2013	2012	$ Variance	% Variance

Revenue
Product sales	$1,328,620	$1,083,962	244,658	23%
Service revenue	29,584	20,945	8,639	41%
Sales rebate	-	(548,000)	548,000	-100%
Bonus expenses	(1,228,213)	(316,439)	(911,774)	288%

Total revenues	129,991	240,468	(110,477)	-46%

Cost of sales, net	125,425	65,302	60,123	92%

Gross profit	4,566	175,166	(170,600)	-97%

Gross margin %	91%	94%

The cost of sales increased $60,000 or 92% from approximately $65,000 in third quarter of 2012 to approximately $125,000 in third quarter of 2013 due to an increase of product sales during the quarter ended September 30, 2013. Gross profit decreased from $175,000 in three months ended September 30, 2012 to $5,000 in the same period of 2013 due to different types of products sold and increase in bonus earned by members.

Selling expenses decreased from approximately $69,000 in the third quarter of 2012 to $54,000 the same period in 2013. The decrease of $15,000 or 22% is mainly caused by decrease of spending in marketing development expenses during the three months ended September 30, 2013.

General and administrative expenses decreased by $231,000 or 39% from approximately $590,000 in the third quarter of 2012 to $359,000 in same period of 2013. The decrease was mainly due to stock compensation issued in 2012. No stock compensation was issued in the same period of 2013.

Comparison of the nine months ended September 30, 2013 and 2012

	For the nine months ended September 30,
	2013	2012	$ Variance	% Variance

Revenue
Product sales	$2,015,714	$673,178	1,342,536	199%
Service revenue	82,497	50,994	31,503	62%
Total revenues	2,098,211	724,172	1,374,039	190%

Cost of sales, net	335,793	155,171	180,622	116%
Gross profit	1,762,418	569,001	1,193,417	210%

Operating expenses
Selling expenses	221,563	110,667	110,896	100%
Depreciation expense	37,168	40,441	(3,273)	-8%
General and administrative expenses	1,067,866	1,020,499	47,367	5%
Total operating expenses	1,326,597	1,171,607	154,990	13%

Income (Loss) from operations	435,821	(602,606)	1,038,427	-172%

Income tax	-	-

Net income (loss)	$435,821	$(602,606)	1,038,427	-172%

Total product sales increased by $1,343,000 or 199% from $673,000 in the first nine months in 2012 to $2,016,000 in the same period of 2013. There were two main reasons for this increase. The first was a promotional sale in the last two quarters of 2012. The promotion gave Diamond and Gold grade members rebate for products they purchased for upgrading membership. We are accounting for this promotional sale as follows: Members who purchased Diamond packages earned a $2,000 rebate and members who purchased Gold packages earned a $1,000 rebate. The rebate was to be repaid to members at $150 per month for Diamond packages and $100 per month for Gold packages. Although we paid out the rebates over time, for revenue recognition they were recorded differently, as follows: We record rebates against revenue upon completion of a sales order when funds are received which is when we become liable to the customer for the entire rebate amount. The second reason for this increase was due to large demand and shortage of products, we were unable to ship all requested products in 2012. When products became available and members requested shipment of the products in 2013 the revenue were then recognized, increasing revenue in 2013 in comparison with same period of 2012.

For the nine months ended September 30, 2013 and 2012, we had 860 and 493 new members, respectively. As of September 30, 2013 and 2012, the company had 10,283 and 8,843 members, respectively.

Service revenue increased approximately $32,000 or 62% from approximately $51,000 in nine months ended September 30, 2012 to $83,000 in same period of 2013. The service revenue consists of shipping fees collected and amortization network service fees charged for activating membership in prior year. The increase of service fee was due to shipping fees received from sales incurred.

	For the nine months ended September 30,
	2013	2012	$ Variance	% Variance

Revenue
Product sales	$4,393,086	$1,777,106	2,615,980	147%
Service revenue	82,497	50,994	31,503	62%
Sales rebate	(32,000)	(548,000)	516,000	-94%
Bonus expenses	(2,345,372)	(555,928)	(1,789,444)	322%

Total revenues	2,098,211	724,172	1,374,039	190%

Cost of sales, net	335,793	155,171	180,622	116%

Gross profit	1,762,418	569,001	1,193,417	210%

Gross margin %	92%	91%

The cost of sales increased $181,000 or 116% from approximately $155,000 in nine months ended September 30, 2012 to approximately $336,000 in the same period of 2013 due to large sales in third and fourth quarters of 2012 which consisted mainly of longevity, which had higher margin than other products. Due to large demands and shortage of the product inventory in the last quarter of 2012, some orders completed in the 2012 were shipped and recognized as sales in early 2013. Gross margin increased from $569,000 in first nine months of 2012 to $1,762,000 in the same period of 2013. Increase of gross profit is related to the increase of sales recognized in 2013.

Selling expenses increased from approximately $111,000 in first three quarters of 2012 to $222,000 the same period in 2013. The increase was due to increase of marketing development expenses incurred for promotion of our products in early 2013.

General and administrative expenses increased by $47,000 or 5% from approximately $1,020,000 in first three quarters of 2012 to $1,068,000 in same period of 2013. The increase was mainly due to increase in payroll expense and costs associated with going public.

Liquidity and Capital Resources

As of September 30, 2013, we had cash balance of $770,000 and $787,000 at December 31, 2012. Inventory increased by approximately 50% to $348,000 as of September 30, 2013 from $232,000 at December 31, 2012. Total assets decreased slightly of 0.4% from $1,418,000 at December 31, 2012 to $1,411,000 at September 30, 2013.

Our current liabilities on September 30, 2013 were $12.1 million, which decreased slightly by 3.4% from December 31, 2012’s $12.5 million. The decrease was mainly due to cash paid for bonuses earned by customers. Accounts payable and accrued expenses decreased from $2.2 million on December 31, 2012 to $1.3 million as of September 30, 2013.

Our current ratio increased from 0.096 in December 31, 2012 to 0. 100 as of September 30, 2013.

For the nine months ended September 30, 2013 cash provided by operating activities amounted to $10,000 as compared to $534,000 cash used in operating in the same period of 2012. We purchased $22,352 property and equipment as investing activity in the nine months ended September 30, 2013 compared to same period 2012 with $3,128 purchase. In the nine months ended September 30, 2013 we borrowed from our majority shareholder an aggregate amount of $333,963 and repaid $110,401. Net cash used in financing activities was $3,609 in the nine months ended September 30, 2013, mainly from repayments to our majority shareholder and related parties.

Other than operating expenses the company does not have significant cash commitments. Future cash requirements includes cash needed for payroll, payroll taxes, rent, and other operating expenses which amounts to approximately $280,000 per month.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying the following to alleviate the going concern:

•	To increase marketing efforts in new sales territories to generate sales revenues

•	To secure various financing resources, including but not limiting to borrowing from major shareholders, raise funds through future public offering.

•	To promote new products. At the beginning 2011 the Company pushes out new product Longevity, a high-end supplement product to aid at prolonging life expectancy.

 Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s consolidated results of operations, financial position or cash flow.

Related Party Transactions

From time to time the major shareholder and CEO of the Company either receives cash proceeds from product or warrant sales from the Company’s members on behalf of the Company, or makes purchases out of his personal bank account on behalf of the Company. Such business transactions would be recorded as due to or from shareholder. During the nine months ended September 30, 2013 and 2012, cash advances from shareholder are $334,201 and $186,874, respectively and payments to shareholder are $110,639 and $176,900, respectively. As of September 30, 2013 and December 31, 2012, the balance due to shareholder amounted to $298,677 and $75,115, respectively. This balance does not bear interest, is unsecured, and due on demand.

The Company has accounts payable due to related parties of $0 and $30,000 as of September 30, 2013 and December 31, 2012, respectively.

In 2012 and 2011, due to a shortage of cash, the Company borrowed money from certain related parties for operations. The related parties consists of CEO's immediate family members and relatives. Total amount borrowed in the nine months ended September 30, 2013 and 2012 amounted to $0 and $62,535. During the nine months ended September 30, 2013, $337,570 was repaid. This balance does not bear interest and is unsecured and due on demand. As of September 30, 2013 and December 31, 2012, the Company owed $298,562 and $506,132 to these related parties.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2013, our disclosure controls and procedures are not effective.

As disclosed in our report on Form 8-K dated November 12, 2013 and a related Form RW, we withdrew our Registration Statement which had been declared effective on October 2, 2013 (“Registration Statement”) due to a discovery of one aspect of our disclosure controls and procedures which was not effective.  As stated in the Form RW:  As the [SEC] staff has been informed by the Company both in writing and orally on various occasions last week, due to a lapse in the Company’s disclosure controls and procedures, the Company was the victim of a fraud perpetrated by a third party hired by the Company to obtain information in the form of an opinion and related consent which was included in the Registration Statement.  The Company does not wish to proceed with any offering under this Registration Statement due to this situation.

We confirmed that no securities have been sold pursuant to the Registration Statement. [We also advised] the Commission that after the matters set forth above and discussed with the staff last week have been addressed and rectified by the Company, including but not limited to the adoption and implementation of new disclosure controls and procedures designed to prevent any future occurrence of a similar situation, the verification of any information provided by any third party in the planned future Registration Statement, obtaining new opinions and consents through direct attorney-client relations with a law firm providing any opinion and consent included in the planned future Registration Statement and any and all other action necessary in light of the factors which led to this withdrawal request, the Company currently intends to file a new Registration Statement on Form S-1 for the same securities included in the Registration Statement which is the subject of this Withdrawal Request.  The planned new Registration Statement will not include the opinion and consent referred to in the paragraph above.

We are currently in the process of undertaking all of the above actions as of the date of the filing of this quarterly report on Form 10-Q, including but not limited to those actions concerning revising our disclosure controls and procedures to prevent the lapse, all as described above.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending or threatened lawsuits against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)  Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_______________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-World USA Holding, Inc.

Title	Name	Date	Signature

President and CEO	Ding Hua Wang	November 19, 2013	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, CEO, Acting Principal Financial and Principal Accounting Officer, Director	November 19, 2013

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_______________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.