Form 10-K
period 2013-12-31
E-WORLD USA HOLDING,INC
filed 2014-03-21
CIK 1517498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 333-151200

E-WORLD USA HOLDING, INC.
((Exact name of registrant as specified in its charter)

Nevada	5122	45-289-8504
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

9550 Flair Drive, Suite 308 El Monte, CA	91731
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (626) 448-3737

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the last sales price of the Registrant’s Common Stock as of June 30, 2013) was approximately $3,491,428 (based on 34,914,281 shares of common stock outstanding held by non-affiliates on such date, $0.10 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2013 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 142,828,993 shares as of March 21, 2014.

TABLE OF CONTENTS

PART I

Item 1.	Description of Business	4
Item 2.	Description of Property	24
Item 3.	Legal Proceedings	23
Item 4.	Mine Safety Disclosures	25
Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	26
Item 6.	Selected Consolidated Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements	34
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50
Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	51
Item 11.	Executive Compensation	52
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	55
Item 14.	Principal Accountant Fees and Services	56
Item 15.	Exhibits	57

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that E-World USA Holding, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “E-World USA Holding”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1. Description of Business

Introduction

Our Company is a provider of Health and Nutritional supplements and Personal Care products through our website by means of a network of Direct Sales Associates, or “DSA’s.” Although we have a network of DSA’s, unlike many other multi-level marketing companies, it is our policy that DSA’s should purchase our products strictly for personal use rather than to resell or to distribute our products. Notwithstanding our direct selling structure, all purchases are made directly on our website. The primary business purpose of DSA’s is to refer new members or new customers to our website for them to purchase products directly from us for their own personal use. All products are shipped directly to the customer by us from the USA, or in certain limited cases transshipped from our warehouse facility in Hong Kong directly to the customer in China, and not sent to a DSA to distribute to the customer.

Unlike many traditional multi-level marketing companies, we do not have physical locations of stores and offices and do not undertake any actions physically in foreign countries where our DSA’s are located. We are not actively promoting our direct selling business model or holding any training seminars or any related activities physically in foreign countries. As of March 5, 2014, we had 3,392 active DSA's in 8 countries.

Company History

E-World USA Holding, Inc., a California corporation and our predecessor, was established in January 2007. In April 2011, E-World USA Holding, Inc., a California corporation entered into a merger agreement with its wholly-owned subsidiary, E-World USA Holding, Inc., a Nevada corporation which was the survivor of the merger. Under the Merger Agreement, we issued 90,000,000 shares of our common stock on a one share for one share basis for each share of E-World USA Holding, Inc., a California corporation, common stock issued and outstanding at the date of the merger. In addition, we issued Type A and Type B Warrants in exchange for comparable Warrants issued and outstanding in E-World USA Holding, Inc., a California corporation, at the date of the merger.

There were no written warrant exercise provisions in the Type A Warrants or Type B Warrants. Instead, the Company told Warrant Holders orally that the exercise of the Type A and Type B Warrants would be triggered by a going public event. The term “going public event” was not defined. Based upon SEC staff comments on a prior registration statement, now withdrawn, the Company believed that in order to proceed with the going public process, Warrants would need to be exercised prior to the filing of this selling stockholder registration statement. Thus the Company defined the term “going public event” as the upcoming filing of a registration statement on Form S-1 covering shares of common stock received upon conversion of the Warrants.

Commencing September 15, 2012, and continuing for a 30-day period until October 15, 2012, the Company requested, by means of an Information Statement provided to holders of Type A Warrants and consistent with the foregoing, that holders of Type A Warrants make an exercise election for additional products, refunds or issuance of shares of common stock, as described above. No Type A Warrant Holder receiving the Information Statement expressed any objection to being required to make an election at the point in time they made their election or at any time thereafter. In addition, on October 20, 2012, all Type B Warrants were automatically converted into Common Stock without an Information Statement as Type B Warrants converted automatically into shares of common stock, without any further action or election of a Type B Warrant Holder, at the same time as Type A Warrants were converted. All Type A and Type B Warrants have been fully exercised, and none are currently issued and outstanding.

We have also invested in two other unsuccessful business ventures, as follows:

●
5 Continents TV Corp. (“5CTV”) – This company was originally set up to form a TV station here in the USA. We invested $1,181,520 in early 2009. There was no written agreement and no shares or other indication of value were provided. The principal of 5CTV fled the country in March 2010 and has not been heard from since. We lost our entire investment in this company and our investment was written off in 2009.

●
Mobile Internet Information Technology, Inc. (“MIIT”) – Stock comprising 27% of MIIT ownership was purchased in 2009 for $4,499,998. It is a company based in China which develops communication devices through the internet. The company sells phones that connect to the internet through computers via USB connections. MIIT refused to share financial information or allow an audit, and announced in late 2010 that it had run out of money. The amount was written off in 2009.

Ansheng Company International Products (“Ansheng”) is a related company owned by our CEO, Mr. Wang’s wife. Ansheng was consolidated as a VIE but later deconsolidated because we found Ansheng does not need to be consolidated after the first filing. The Company has never had any investment or any ownership interest in Ansheng. Further, the Company does not have (1) the power to direct the activities; (2) the obligation to absorb losses or (3) the right to receive expected residual returns of Ansheng.

We currently have a policy not to invest in other similar business ventures.

We had a registration statement on Form S-1 for the same shares that are the subject of this registration statement filed on Form S-1 declared effective October 2, 2013 but withdrawn on November 12, 2013. As disclosed in the withdrawal request which has been granted by the SEC staff, due to a lapse in the Company’s disclosure controls and procedures, the Company was the victim of a fraud perpetrated by a third party hired by the Company to obtain information in the form of an opinion and related consent which was included in the withdrawn Registration Statement. The Company thus withdrew the offering under that Registration Statement due to this situation. No securities were sold pursuant to that Registration Statement. The Company has adopted new disclosure controls and procedures designed to prevent any future occurrence of a similar situation, related to the verification of any information provided by any third party in this Registration Statement. New opinions and consents are being obtained through direct attorney contacts with all law firms providing any opinion and consent included in this Registration Statement. No third-party intermediary may be utilized.

Products

The Company currently has six individual nutritional supplemental products and three skin-care products. Our nutritional supplemental products are made according to a micro molecular nutrition formula. To achieve the maximum effect of products, micro molecular health foods were designed to be absorbed by cells directly with minimum chemical conversion which we believe promotes faster absorption. We believe our company is one of only a few companies in the market which are using a small molecular nutrition formula.

The nutritional supplements do not have intellectual property protection for the formulas. Nutritional products consist of 79% and 86% of total sales for the years ended December 31, 2013 and 2012, respectively. Currently, less than one percent of the Company’s sales are not processed through the Company’s web site.

Our skin-care products were developed and formulas are owned by another company from which we purchased the rebranding right. These products focus on restoring epidermal calcium. The products provide a positive epidermal environment for the homeostasis and regeneration of a person’s own skin barrier.

The products were first introduced in 2010 and consisted of 21% and 14% of the 2013 and 2012’s annual sales, respectively.

Both products are sold to our members in the marketing structure. The members purchase the items through our website and can request the items to be shipped or picked up at our designated overseas storage locations.

Sales breakdown

	2013	2012

Nutritional products	79%	86%

Skin-care products	21%	14%

Currently, the Company does not have plans pertaining to expanding its business beyond the nutritional supplement and cosmetic sectors. The Company, however, is considering selling its products through wholesalers in China.

Nutritional Supplements and Price per Bottle/Package

●	Longevity - $1,400.00
●	E-Liver Energy - $88.00
●	Cell Power - $88.00
●	OPC Spa - $73.00
●	Heart Power - $73.00
●	O2 Cell Power - $45.00
●	Health Package - OPCx2, Liver Powerx2, and Cell Powerx2 for $520.
●	Premium Package - OPCx4, Liver Powerx4, and Cell Power x4 for $980
●	Long Life Package - OPCx10, Liver Powerx20, Cell Powerx20, and O2 Cell Powerx20 for only $5,015.

Skin-care and Price per Bottle/Package

●	Revitalizing Toner(2 btls) - $280.00
●	Regenerative Cream - $280.00
●	Skin Barrier Therapy Lotion - $200.00

The Company is committed to building its brand name and DSA and customer loyalty by selling premium quality, innovative nutritional supplements that appeal to broad markets. The Company's philosophy is to combine the best of science and nature and to include in each of its products the highest quality ingredients with the greatest amount of benefit to the consumer. The Company is committed to providing quality products that can be sold at attractive retail prices and allow the Company to maintain reasonable profit margins. New products are identified, suggestions from our members, and from industry and market research conducted by management on an ongoing basis to determine strong market interest for a new product. The Company believes that timely and strategic product introductions are critical to maintaining the growth of independent distribution channels. Currently, however, no new products are under development.

Return and Refund Policy

E-Word USA guarantees the quality of its products, and will exchange any product found to be defective. A written exchange request must be submitted when member returns defective or damaged product. Members and retail customers can apply for a refund in the full amount of purchased products within 60 days of purchase and one year's 90% refund on our products. When products are returned they must be unopened and resalable. All shipping fee for product exchanges or returns must be fully paid by members. E-World will not be responsible for any shipping costs. All of the returned products must not be damaged and be within the validity period specified on the product label.

Sourcing and Production

In order to maintain high product quality, we do not manufacture and do not intend in the future to manufacture ourselves any of the products we sell. Instead, we acquire our ingredients and contract for production of our proprietary products from one set of suppliers and manufacturers and contract production of our proprietary products from another set of manufacturers that we believe are reliable, reputable and deliver high quality materials and service. In 2013, one supplier, SUSS Technology Corp., accounted for approximately 52% of our purchases. In 2012, one supplier SUSS Technology Corp. accounted for approximately 58% of our purchases. The loss of one or more suppliers could result in a loss of sales and revenues.

The Company does not have a written or contractual agreement with SUSS Technology Corp., Health One Pharmaceutical Inc. or any of our four other suppliers, or with any of our secondary or tertiary suppliers, suppliers who supply our primary and secondary suppliers, respectively. The Company does not have a written or contractual agreement with any of our two manufacturers. Our product ingredient sourcing and other our manufacturing requirements are conducted on a purchase-order basis. If one or more of our current suppliers stopped selling us ingredients and or if one or more of our current manufacturers stopped manufacturing our products, we would be forced to find other suppliers or re-allocate our manufacturing requirements among our existing suppliers and manufacturers. The time needed to find other suppliers or re-allocate our manufacturing requirements could outlast the inventory on hand and result in loss of sales.

We maintain a good relationship with our suppliers and do not anticipate that any of our suppliers will terminate the relationship in the near term. We also have ongoing relationships with secondary and tertiary suppliers. In the event we become unable to source any products or ingredients from our major suppliers, we believe that we would be able to produce or replace those products or substitute source these ingredients from our secondary and tertiary other suppliers without great difficulty or significant increases to our cost of goods sold.

Our Skin-care products are developed by another company which owns the intellectual property of those products. We purchased the rebranding right from them to sell these products under our names. Currently we only have one supplier for our skin-care products and the specific product is solely owned by this supplier. If the supplier discontinued this product we will need to find substitute supplier for similar product. We have not identified any substitute supplier or substitute product.

For nutritional products, we purchase our ingredients from third parties and contracted third party manufacturers for further processing the material into final products to be sold. We do not own any manufacturing plant for processing of our products. We only provided self-developed formulas to be manufactured. Our company is able to obtain the ingredients necessary for production of our nutritional supplements. Our skin-care products are produced by our supplier, and we are unable to obtain the intellectual right to produce such products.

We also maintain a good relationship with our manufacturers and do not anticipate that any of our manufacturers will terminate the relationship in the near term. In the event we become unable have our products manufactured by our major manufacturers, we believe that we would be able to reallocate production to our other manufacturers or locate other manufacturers without great difficulty or significant increases to our cost of goods sold.

Order Backlog

We have no current order backlog.

Industry Analysis

Nutritional Industry Overview

The nutrition industry includes many small and medium sized companies that manufacture and distribute products generally intended to enhance the body’s performance and wellness. The four major product categories within the nutrition industry are:

●	Nutritional Supplements – products such as vitamins, minerals, nutritional supplements, herbs and botanicals and compounds derived from these substances.
●	Natural and Organic Foods – products such as cereals, milk, non-diary beverages and frozen entrees.
●	Functional Foods – products with added ingredients or fortification specifically for health or performance purposes.
●	Skin-care – products combining nutrition with skin care.

Nutritional products are distributed through six major sales channels. Each channel has changed in recent years primarily due to advances in technology and communications resulting in improved product distribution and faster dissemination of information. The major sales channels are as follows:

●	Network marketing.
●	Mass-market retailers, including mass merchandisers, drug stores, supermarkets and discount stores.
●	Natural health food retailers.
●	Mail order.
●	Practitioners
●	The Internet.

The nutritional supplement market is characterized by:

●	Large selections of essentially similar products that are difficult to differentiate.
●	Retail consumers’ emphasis on value pricing.
●	Constantly changing formulations based on evolving scientific research.
●
Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements and ready access to large distribution channels, such as the Internet and retail stores selling nutritional supplements and other direct marketing companies.

●	A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate and form.

As indicated by the above information, we believe that the Nutritional Supplements Industry coupled with the Direct Sales Industry offers an opportunity for a potentially profitable venture. The following sections outline the strategies that will be implemented to attain these profits.

Marketing Plan

Although we sell our products to the general public, in order to obtain the membership discounts and receive a bonus, a consumer must become a Member. There are two methods by which members can join. One is to identify who the referring member is then that person will become downline member of the appointed member. The other is the referring member can help the new member join and indicate that the new member is to be registered under the referring member. If a new member does not appoint any referring member, the new member can contact the company and will be placed under a member randomly. Our members are not required to make purchases to join and become members. Upon joining our company, a new Member becomes a DSA and receives a unique member ID. This new member/DSA can then login to our website and purchase our products. Upon receiving payment, our fulfillment team will start processing this order. All registered members are entitled to a membership discount or promotional discounts. Membership level does not affect the availability of the discounts and promotions. The discounts or promotion offers vary depending on market demands, marketing strategies, and other marketing factors. Discount price availabilities and periods can vary from time to time. We currently offer our $88 and $73 products at $33 discounts for members with a limitation of one bottle per month.

When the member chooses to upgrade to a chosen type of membership, the member will choose to purchase a certain package as an initial order. The fee charged is for the products purchased. When the member decides to choose this package to become certain type of member, the sponsoring member will receive a percentage of the purchase made. It is currently set at 20% of the BV Points used to upgrade membership. The member can also purchase the package without upgrading the membership, and the price would be the same.

If a member decides not to upgrade membership, the member can still use the account to purchase products at the same price.

We do not have written member or similar type agreement with our DSA’s. We have a handbook which governs our policies and procedures for our DSA’s which we furnish them when they join.

A consumer becomes a DSA by completing an application under the sponsorship of an existing member. The new member then becomes part of the sponsoring members down-line sales organization.

Network service fees

We used to charge new members a Network Service Fee of $58 to setup their online account. Commencing on September 1, 2011, we no longer charge this or any other similar fee. Any person can sign up a free online account to become our member without any purchases. The Network Service fees received are recorded as unearned revenue and amortized over a 3 year period upon receipt. The service revenue recorded in the income statement for year 2012 resulted from amortization of fees received from the previous period.

DSA Compensation

Anyone can become a member by signing up an online account. The online account allows the members to purchase products and access to promotions. The members can also choose to upgrade membership status by making certain amount of purchases. The different types/levels/grades of members are as follows.

General member: Anyone can sign up for an account and become a general member. A general member does not participate in any bonus program. The membership status allows the member to purchase products and be offered promotional discounts.

Diamond member: Diamond membership is earned through making purchases of at least 4000 BV points within 3 months upon opening a member account and applying the points for upgrades. The member can earn a binary bonus of 12%, a matching bonus, and referral bonus.

Gold member: Gold membership is earned through making purchases of at least 2000 BV points within 2 months upon opening a member account and applying the points for upgrades. The member can earn a binary bonus of 10%, a matching bonus, and referral bonus.

Silver member: Silver membership is earned through making purchases of at least 500 BV points within 1 month upon opening a member account and applying the points for upgrades. The member can earn a binary bonus of 10%, a matching bonus, and referral bonus.

Bronze member: Bronze membership is earned through making purchases of at least 100 BV points within 1 month upon opening a member account and applying the points for upgrades. The member can earn a binary bonus of 8%, a matching bonus, and referral bonus.

Definitions

BV points stands for “Business Value Points.” A certain number of points are assigned to each product purchased. The points assigned are determined by the cost of the products sold. The points will be used to calculate the bonus to be given to members purchasing the products and upline of the members who purchased products. All members and their upline members can receive points earned from purchasing products. The Member itself cannot earn points used to upgrade membership.

Members who decide to participate in the bonus reward program can earn a bonus through three different methods: matching bonus, referral bonus, and binary bonus. Explanations and examples are as follows.

Referral bonus. When a member joins and uses BV points earned from purchases to upgrade to different levels of membership, its referral member will earn 20% of the BV points used to upgrade as a referral bonus. Ex. 100 points used to upgrade will enable the referral member to earn $20.

Binary Bonus. Each member has two centers from which they can choose to add downline or assign points of their own purchases. The centers are assigned on left and right sides. Points from both sides will be matched periodically to calculate bonuses earned. Percentage is determined by membership level:

●	Diamond: 12%
●	Gold: 10%
●	Silver: 10%
●	Bronze: 8%

For example, a diamond member has downline members on each side and the downline members purchased products. The left side member purchased products worth 100 BV points and right side member purchased products worth 200 BV points. When calculating the binary bonus, the minimum amount points of the two sides are applied. In this case 100 BV will be deducted from both sides. 100 BV points will then be used to calculate the amount of binary bonus earned. In this case, the diamond member can use 100 BV times 12% and earn $12. Then the member will have no more points on left side and 100 BV points remaining on the right side until more points are earned on the left side to generate the binary bonus.

A member has only two centers to add downlines. The sides decide from which center the upline member can earn the points. A referred member upgrade bonus is earned by the referrer, regardless of where the upgrading member is located. A referred member does not need to be directly linked to the referrer without other members in between. The referrer can have as many referred members as it can refer.

When calculating the binary bonus, there is no limitation on how many levels of uplines the BV points can be earned. Every member will have 2 centers from which they can place their downlines, a left and a right. When a member refers a new member, the new member can be chosen to be placed on right or left side. If a new member were to be placed on the left side while there is already a member on the left side, the new member will be placed on the left side of the downline of the referrer.

Example

The relationship between members is indicated below: Example: A referred B; B referred D; D referred H; H referred I; I referred J; J refers L and so on. Each member purchases 1000 BV worth of merchandise on their left sides. C and L receive 1000BV from each side of its downlines; J receives 1000BV from its downline on the right side. The BV will be earned by the purchaser and their uplines. The table below shows how BV is accumulated and how binary bonuses are earned.

	Member status	Binary bonus %	Sides	BV earned	Binary points used	Binary bonus

A	Diamond	12%	Left:	10,000	3,000	360
			Right:	3,000
B	Gold	10%	Left:	9,000	0	0
			Right:	0
C	Gold	10%	Left:	2,000	1,000	100
			Right:	1,000
D	Silver	10%	Left:	1,000	1,000	100
			Right:	7,000
H	Gold	10%	Left:	1,000	1,000	100
			Right:	6,000
I	Bronze	8%	Left:	1,000	1,000	80
			Right:	5,000
J	Gold	10%	Left:	4,000	1,000	100
			Right:	1,000
L	Gold	10%	Left:	2,000	1,000	100
			Right:	1,000

Matching Bonus. A matching bonus is earned by a referrer when referees earn a bonus. It is earned up to 6 levels of suppressed referrals.

Definition of "suppressed referrals: " When A refers B, B refers D, D refers H, H is the 3rd level of referee of A. This referral can continue to many levels. When one member along the levels of referrals becomes a general member, the next moves up. For example, if the 3rd level of referee becomes a general member, the original 4th level or referee becomes the new 3rd level. The suppressed referrals means there is no general member in between and when one is a general member, the next moves up.

A member can earn a small percentage of its referred members’ binary bonus earned for the period. A matching bonus can be earned from its referred members but only up to 6 levels of suppressed referrals. If a member earns $100 of binary bonus, its referrer can earn 5% of the referee’s binary bonus earning, in this case, $5.

A matching bonus is earned by A from its referred members. Continuing from the example shown above, the table below shows how much bonus each level of A's referee earns and how A can earn a matching bonus from each level of its referred member. A member can earn a matching bonus at 10% of the first 3 levels of a referred members' binary bonus and 5% from the next 3 levels.

Referred levels	Member	Earned bonus	Matching bonus percentage	Matching bonus by A
Level 1	B	0	10%	0
Level 2	D	100	10%	10
Level 3	H	100	10%	10
Level 4	I	80	5%	4
Level 5	J	100	5%	5
Level 6	L	100	5%	5

Points are earned only through purchases. They are earned by the member who purchased the products (except in Canada) and all uplines of the same points. A member does not earn any points by referring people to join the membership. The uplines earn BV points based on the purchases made by their downlines. If a member purchases 1,000 points worth of products, every upline of this member will earn 1,000 points. In addition to receiving rewards, they can dedicate their purchased BV points to be used to upgrade their membership into different levels. There is no set direct relationship between sales price and points earned. This way, we can change the points to a dollar ratio to promote certain types of products.

There is not a direct relationship between BV points and sales price. BV points used to determine the sale price of the products is to ensure the sales price assigned is enough to cover the expenses incurred, including BV points. They are not directly related with a fixed rate.

When determining the sales price, we have to take into consideration the production costs, amount of bonus payout per sales of the product and markup for the product. The BV points will determine the maximum amount of bonus. Also, marketing efforts to promote certain products can change the number of BV points assigned to each product in relation to its sales price.

The BV points assigned to each product are fixed when purchased once they have been assigned. For example, when a member purchases a product worth $88, 50 BV, the upline members will earn 50 BV. Then the BV points will be used for each receiving member to convert into cash as described in the bonus types explanation.

Members must make 20 BV purchases or more each month to maintain their member hierarchy. Up to 320,000 BV points can be retained at the end of each month. In addition, members must make at least 100BV auto orders in order to renew the membership every year since their enrollment date. Those members who lose their membership status can reactivate their accounts by making purchases of products with at least 100BV. When membership hierarchy status expires, they become general members. The above requirements do not apply to a general member, and a general member can purchase products anytime.

Our product refund policy is 60 days or on written request. When customers return products for a refund, the full product price will be refunded, without a shipping fee. BV points earned by the customer and uplines will be deducted. If a bonus has been earned, the earned bonus will be reversed.

When products are returned, they must be unopened and resalable. We also allow one year's 90% refund on our products.

Bonuses are distributed twice a month, on the following Wednesday of each bonus calculation cycle. They can be deposited in the Members’ Global cash card which can be used on certain ATM machines anywhere in the world, or members can have their bonus balance retained on their accounts for payments of future purchases.

We used to charge a one-time $58 network service fee upon signing up an account. We discontinued this fee requirement starting September 1, 2011.

We offered a rebate program starting on July 1, 2012, as an offer to promote our products and packages. When a member purchases a diamond package, the member is entitled to a $2,000 rebate to be received over 12 months with $150 per month. The remaining difference will be rebated during 12th month. When a member purchases a gold package, the member is entitled to a $1,000 rebate to be received over 10 months with $100 per month. We discontinued this program at the end of 2012.

We do not require an enrollment package. The packages, with pricing ranging from $165 to $5,000, are optional packages offered to members for either a membership hierarchy upgrade or for ordinary use. The price on individual product package and binary bonus percentages varies from time to time depending on the market. The Company would review the demand on the market for a certain type of product or acceptance of programs to determine if changes on product pricing or bonus percentages need to be updated. This kind of update could be quite frequent, depending on the market's need.

We used to offer product packages, including warrants, during previous periods. No warrants were issued during the presented financial statement periods.

Prior to December 31, 2010, we issued warrants to our members as additional rewards for their purchases. We discontinued this practice on December 31, 2010. Before discontinuing the issuance of warrants, members were compensated both by warrants and a bonus reward program. After that date, no other arrangement has been made other than the general bonus plan as described above.

The following chart sets forth the percentage of sales by country for 2013 and 2012:

	2013	2012
Singapore	1.0%	10.1%
China	98.3%	84.9%
United States	0.4%	3.1%
Canada	0.2%	1.3%
Others	0.1%	0.6%

Growth Strategies

The Company realizes the importance of attracting and retaining members and their customers in order to realize continued growth and profitability. The Company places great emphasis on assisting new members in building their business. This assistance is through exceptional customer service, timely shipment of products, and timely payment of commission payments.

The Company has recently added several new product lines to further capture the spending dollars in its member base. For example, Longevity was added to our product line in January 2011.

The Company is expected to grow internationally, specially paying attention to the Asia market. In the past, the USA market did not grow in a meaningful way and has then slowed. Sales overseas, especially to China, havee grown significantly. We expect our products to gain more popularity in overseas markets rather than the domestic market. However, the Company has not yet outreached into the Asia market fully to have a material increase in sales incurred from it. Customers can purchase and pickup products but only at our one warehouse in the United States. If customers choose to receive products by mail, we will ship them from a U.S. warehouse. Although the Company continues to pay rent on a Hong Kong warehouse, all products not picked up at our U.S. warehouse are shipped from the United States.

The number of total and active members in each U.S. state and country as of March 5, 2014 is as follows:

STATE	TOTAL MEMBERS	TOTAL ACTIVE MEMBERS

Alaska	21	5
Arizona	9	-
California	97	7
Colorado	6	-
Connecticut	1	-
Delaware	5	-
Florida	7	-
Georgia	4	-
Hawaii	50	10
Illinois	9	2
Indiana	8	1
Iowa	1	-
Kentucky	3	-
Louisiana	2	-
Maryland	35	12
Massachusetts	2	-
Michigan	3	-
Nebraska	2	-
Nevada	26	-
New Jersey	34	-
New York	566	63
North Carolina	28	-
Northern Mariana Islands	1	-
Ohio	8	-
Pennsylvania	80	2
South Carolina	2	-
Texas	10	2
Utah	2	-
Virginia	11	-
Washington	3	-
West Virginia	2	-

COUNTRY	TOTAL MEMBERS	TOTAL ACTIVE MEMBERS

Australia	64	7
Cambodia	2	-
Canada	1,027	-
China	7,352	3,159
England	10	1
France	1	-
Hong Kong	416	23
Indonesia	7	-
Macau	8	-
Malaysia	647	24
New Zealand	1	-
Singapore	1,725	65
Taiwan	270	2
Thailand	17	-
United States	1,038	111
Venezoela	2	-
Vietnam	3	-

Competition

The market for nutritional products is large and intensely competitive. The Company competes directly with companies that manufacture and market nutritional products. The Company competes with other companies in the nutritional products industry by emphasizing the uniqueness, value and premium quality of the Company's products and convenience of the Company's distribution system. Many of the Company's competitors have much greater name recognition and financial resources than the Company. In addition, nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person, or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

The Company also competes with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition, and financial resources. The leading network marketing company in the Company's existing markets is Amway Corporation and its affiliates. The Company competes for new DSA’s on the strength of its multiple business opportunities, product offerings, compensation plan, and management strength. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years.

Intellectual Property

We have no registered or patented intellectual property. We have common law ownership rights for the formulations for five of our six non-cosmetic products. We do not have registered trademarks, trade names or other governmentally approved intellectual property rights for those products.

The three types of cosmetics products have formulation patents owned by our supplier of these products, Genepharm Inc. Genepharm manufactures these products and packs them with E-World USA designed packaging under an oral agreement with us. The formulation of O2 Cell Power product is owned by Oxygen America, Inc. Oxygen America, Inc. manufactures this product and packs it with E-World USA designed packaging under an oral agreement with us. We are authorized by these suppliers under oral agreements to sell these products worldwide under our brand name without infringing any rights of Genepharm or Oxygen America, Inc.

Research and Development

We are not currently conducting any research and development activities.

Government Regulation

The Company is subject to various federal, state, local and foreign regulations. Various governmental agencies have an impact on our business. The regulations cover product ingredients, manufacture, distribution, marketing, sales, compensation and taxation, to name a few. If the Company were to fail to meet standards set by these regulations, then the Company could be prohibited from selling its products. A general description of the regulations is set forth below followed by descriptions of laws in China, Singapore and Canada based upon opinions provided by counsel: Tahota Shenzhen Law Firm from China, Metropolitan Law Corporation from Singapore and Borden Ladner Gervais LLP from Canada.

Our entire sales and distribution channel is based substantially upon our network marketing program. We are subject to various regulations from federal, state and foreign agencies. While we believe that we have complied with regulations and have set up our programs within the guidelines, we are at risk that in one or more areas our marketing system might not be compliant with local regulations. If we were not able to bring into compliance our network marketing program, it could have a material adverse financial effect on our sales in that market.

As nutritional supplements, our products are also subject to government regulation. If one or more of the ingredients of our products become subject to regulatory action, then the Company suffers the risk of having to re-formulate its product, if allowed, in order to put it on the market. The cost of this process may be substantial. The future acceptance of the re-formulated product by its distributors cannot be assured.

Sales of our products in foreign jurisdictions represented approximately 99.6% of our net revenues for the year ended December 31, 2013. We are subject to the risks of foreign currency exchange, currency restrictions and payments methods to our foreign members. The Company may suffer losses as the dollar loses value against foreign currencies between the recording date and the payment date or as foreign currencies lose their value against the dollar. All of our products are manufactured and purchased in the United States and shipped to foreign locations for distribution or directly to members in foreign countries.

Our products are subject to the import and Customs regulations of the foreign jurisdictions in which we do business. If countries in which we conduct business were to change import regulations and did not allow our product to enter the country, we could suffer significant financial losses by losing our members and sales in the country.

The payment of earned commissions and incentives to our foreign members is subject to various banking and disbursement regulations of the foreign jurisdictions. Most of our customers are from China. Any PRC resident is only allowed to export currency at a maximum of US$50,000 per year. There is no restriction on how much foreign money they can accept. Based on this regulation, E-World is not affected by the amount of dollar limitation because we have not experienced a customer purchasing more than US$50,000 in a year. We have provided different methods for the members to withdraw their bonus balances. The members can apply for RedWage cards, which operate like Paypal, allowing us to distribute their bonus onto their accounts. In China only, we also have bank accounts in China from which we can disburse funds to members. Members in the US and all other countries may only receive payments through RedWage cards. If we are unable to find suitable payment arrangements for our members, we could suffer an eroding member base in foreign countries. The Patriot Act limits the alternatives and the ability of sending mass payments from the United States to individuals and businesses in foreign lands. Members might be required to give certain information to our banks under the Patriot Act before we could send money to them. However the Patriot Act has never inhibited our ability to make any payments to any of our members located both in the U.S. and outside the U.S. The Company to date has a bank account in the U.S. and in Hong Kong. The lack of a significant local presence places a greater challenge in making timely payments to our independent representatives. The Company has utilized several methods of payment and currently utilizes a payment card option that is in compliance with all existing U.S. and foreign banking and currency regulations.

China legal counsel has advised as follows: In China, direct selling is subject to certain strict restrictions. There are clear provisions about products for direct selling, enterprises involved in direct selling, and direct sales persons respectively under Articles 2, 3 and 4 of the Regulations for the Administration of Direct Selling. Instead of being prohibited, direct selling is subject to certain strict restrictions by PRC laws and regulations. There are clear provisions about products for direct selling, enterprises involved in direct selling, and direct sales persons respectively under Articles 2, 3 and 4 of the Regulation for the Administration of Direct Selling. This is based on PRC's "Regulations on Administration of Direct Sales," issued on August 23rd, 2005, executed on December 1st, 2005, article 2, 3 and 4. To carry out direct selling in China, an enterprise shall be established in China and apply for a particular business license in accordance with relevant regulations. Although E-World’s members and customers are located in China, E-World is not subject to this regulation because the regulations are not based upon where members and customers are located. Instead, the regulations govern physical locations of stores and offices as well as activities taken physically in China, as opposed to activities over the Internet. E-World does not have physical stores and offices established in the PRC for promotion of the products as well as the Direct Selling marketing method, and it is not actively promoting its direct selling business model or holding any training seminar or any related activities physically in the PRC. Thus, the sales model is not classified as direct selling as specified by the Regulation for the Administration of Direct Selling.

Pursuant to the regulations issued by China customs, health food can be posted from overseas into mainland China with a certain limit of reasonable quantity for self-use only. In this regard, E-World has not violated any PRC laws and regulations by selling health food to mainland China over the Internet as it only allows orders for reasonable quantity for self-use only and only ships directly to the customer who ordered, not to the member for redistribution to other customers. In view of this business model in which our products are sold to individual members with purchases made for personal use, we believe the sales and shipping of goods do not violate PRC’s laws regulations.

However, PRC laws and regulations do prohibit any use of the Internet to conduct such activities as spreading heretical beliefs, ganging up, superstition and hooliganism which seriously deviate from the requirements of building of spiritual civilization and affect social stability in the PRC, or otherwise such as to gain exorbitant profits, evade taxes, seriously harm the interest of consumers and interfere with the normal economic order. E-World’s business does not involve any of the prohibited activities so E-World has not violated any of the PRC laws and regulations on Internet activities.

On July 3, 2001, China became a member of World Trade Organization (“WTO”). Based on WTO’s General Agreement on Trade in Services (“GATS”) schedules, China made its non-discrimination commitment to cross-border trade and service, except for those goods listed in Annex 2A of China's WTO Accession which continue to be subject to state trading in accordance with Article III of GATT, 1994, National Treatment on Internal Taxation and Regulation. Within one year after China’s entry into WTO, many foreign mail-order/Internet-sales products rushed into China market and were welcomed and recognized by Chinese customers.

The mail-order/Internet-sales business is protected by the WTO GATS schedules as well as Universal Postal Convention. According to Postal Law of the People's Republic of China (2012 Amendment) Chapter III, Article 15: Postal enterprises shall provide customers universal service with regular mail, printed matters of weight not over 5,000 grams, and parcels of weight not over 10,000 grams.

In addition, according to Customs Law of the People's Republic of China (2000 Amendment) effective on Jan.1, 2001 Article 49, “Inward and outward postal items shall be posted or delivered by the postal service concerned only after they have been examined and released by the Customs." By this Law, our products are examined by the China Customs and reach the end customers through proper channels such as postal service. In other words, E-World’s products are examined and released for delivery to its customers without violation to any of the Customs Laws of the Peoples Republic of China.

In summary, after China’s entry to WTO in 2001, as long as the Universal Postal Convention and Postal Law of the People's Republic of China together with Customs Law of the People's Republic of China apply, the mail-order/internet-sales of health food products are not a prohibited business practice and is at work in a lawful framework. Pursuant to the above mentioned regulations issued by China customs, health food can be posted from overseas into mainland China with a certain limit of reasonable quantity for self-use. In this regard, E-World has not violated any PRC laws and regulations by selling health food to mainland China over the internet as it only allows orders for a reasonable quantity for self-use only and only ships directly to the customer who ordered, not to the member for redistribution to other customers. In view of this business model in which our products are sold to individual members with purchases made for personal use, we believe the sales and shipping of goods do not violate PRC’s laws regulations.

Based on our understanding of E-World's business model and membership types, E-World's members signed up to make purchases for their own use and occasionally for closely related persons. The members noted in their business models are not buying in bulk and resell the items personally. They encourage new members to sign up to make purchases of E-World's products themselves. As such, the China-located DSA’s and customers have not violated any of the China laws and regulations, and the China’s Regulation for the Administration of Direct Selling is not applicable to them.

In view of E-World's business model, which E-World's products are sold to individual members with purchases made for personal use, E-World's sales and shipping of goods would not violate PRCs custom regulations.

Instead of being prohibited, direct selling is subject to certain strict restrictions by PRC laws and regulations. There are clear provisions about products for direct selling, enterprises involved in direct selling, and direct sales persons respectively under Articles 2, 3 and 4 of the Regulation for the Administration of Direct Selling. To carry out direct selling in the territory of China, an enterprise shall be established in China and apply for a particular business license in accordance with relevant regulations.

This is to advise you specifically noting the facts cited by the SEC [in comments on the prior Withdrawn Registration Statement], E-World complies with this regulation because in view of the fact that E-World has neither established any entities in PRC, nor applied for a business license with PRC administrative authority, nor actively promoted its direct selling business model, nor does it hold any training seminar or any related activities in PRC, E-World’s selling model shall not be classified as direct selling as specified by the Regulation for the Administration of Direct Selling.

Singapore legal counsel has advised as follows:

1.
We are a law corporation based in the Republic of Singapore practising Singapore Law. We are duly registered with the Law Society of Singapore. The provision of legal services and conduct of lawyers in Singapore is governed by the provisions of the Legal Profession Act of the Republic of Singapore.

2.
We have been approached and instructed by Wang Ding Hua, President of E-World USA Holding Inc (“E-World”) through Mr. Shun Pooi Lam, who is a director of E-World to render a written legal opinion on the legality of the current marketing activity and marketing model adopted by E-World described in paragraph 6 below (hereinafter referred to as "the Described activity'') under the provisions of the Multi-Level Marketing & Pyramid Selling (Prohibition) Act (“The Act”)1 and the subsidiary legislation known as Multi-Level Marketing and Pyramid Selling (Excluded Schemes & Arrangement) Order 2000 (“The Exclusion Order”). We have been instructed that the present request for a legal opinion arose following a query by the US Securities and Exchange Commission (“SEC”) arising from E-World’s filing of a Form S-1 with the SEC to secure a qualification for its securities to trade on the U.S. OTC Markets.

_____________
1	Chapter 190 of Statutes of Singapore Revised Edition 2000

3.
We have been instructed that E-World was founded in 2007 and is based in El Monte, California and it is in the business of developing and selling Health & Nutritional supplements as well as Personal Care products through its website by means of a network of Direct Sales Associates or “DSA’s.” Although E-World has a network of DSA’s, it is its policy that DSA’s should purchase their products strictly for personal use rather than to resell or to distribute its products. Notwithstanding this primary direct selling structure, all purchases are made directly on its website.

4.
We have been advised that the primary business purpose of having DSA’s is for these DSA’s to refer new members or new customers to E-World’s website and for these new members or customers to then purchase products directly from E-World for their own personal use. E-World currently has sales associates located in various jurisdictions including China, The United States, Singapore, Canada, Malaysia, Taiwan and Hong Kong.

5.
We are instructed that all products are shipped directly to the customer by E-World from the USA. The products are never sent to a DSA for him or her to then distribute to the end-user customer. We have also been advised that E-World does not maintain physical location offices by way of stores and administrative offices and neither does it undertake any actions physically in foreign countries where its DSA’s are located. E-World, we have been advised, does not actively promote its direct selling business model nor does it hold any training seminar or any such related activities physically in foreign countries.

6.
For the purposes of this opinion, "Described activity” is defined as:-
"A consumer becomes a member by completing an application under the sponsorship of an existing member. The new member then becomes part of the sponsorship member’s ‘down-line' member. By referring new member to purchase our products, the existing member is rewarded by our bonus plan system. The new down-line member may also sponsor new member, creating an additional level in their network, but also forming a part of the same down-line as the original sponsoring member. For example, a certain percentage of the total purchase price is paid, as bonus, to the sponsoring members as well as the sponsoring member’s original sponsor when sponsoring member refer a new member to purchase products. This reward system continues for each additional member."

7.	Mr. Shun has elaborated further on the E-World's business model and modus operandi as follows:-

a)
E-World which distributes and sells product worldwide does not require its members to make any purchases in order to become members. However, existing members who desire to retain their membership status may be required to purchase 100 BV products equivalent to the value of approximately US $130 in the course of any given 12 calendar months;

b)
There is absolutely no prohibition for anyone to join or purchase the product online on E-World’s website. Anyone interested can join in as a member by signing up through a free online account without the need to make any purchase. The membership account allows members to purchase product offered to all members who have an account with the company;

c)
Members who choose to participate in the bonus programs can do so by sponsoring/ recruiting new member who then becomes his "down-line member”. However, members are not compensated through recruitment or sponsorship of new down-line member. E-World does not compensate any bonus to its existing members for the recruitment or sponsorship of new down-line member. E-World funds the bonus program on its own without affecting member’s financial interest in any manner whatsoever.

d)
Bonus compensations are earned through purchase of products for personal consumption or sale or purchases made by down-line member. In brief, any benefit received by members under the bonus plan system are a direct result of the sale of E-World's products but not a result of the recruitment of new down-line members by its existing member.

8.	Based on the above instructions and advise, we opine as follows in relation to the Described Activity as defined in paragraph 6 hereof. Within the context of Singapore law as follows:-

a)
The starting point for anyone looking into the legality of any multi-level marketing (MLM) activity in Singapore is the Multi-level Marketing and Pyramid Selling (Prohibition) Act. The Act is administered by the Ministry of Trade and Industry (“MTI”). This Act2 was originally passed in 1973. The Act was subsequently amended sometime in the year 2000 which amendment sought to widen the definition of pyramid selling to catch all business schemes that were multi-level in nature. Soon thereafter the MTI recognised that such a blanket “catch-all” piece of legislation may stifle genuine entrepreneurship as not every multi-level marketing scheme was undesirable. This is when the MTI introduced the Multi-Level Marketing and Pyramid Selling (Excluded Schemes and Arrangements) Order.

b)
What the Exclusion Order sought to do was to selectively exempt or exclude certain recognised businesses from the applicability of the Act. Insurance companies, master franchises, and direct selling companies which fulfilled certain criteria were excluded from the provisions of the Act.3

9.	Specifically the Exclusion Order exempts the following categories of MLM schemes and activities:-

a)	Registered, approved or licensed insurance business under the Insurance Act (Cap.142), the Insurance Intermediaries Act 1999 (Act 31 of 1999);

b)	Master franchise schemes and direct selling schemes which satisfy the following salient conditions:-

i.
a person participating shall not be required to provide any benefit or acquire any commodity in order to participate in the scheme orarrangement other than the purchase sale demonstration equipment or materials at cost which are not or resale for which no commission, bonus would accrue;

ii.
the benefit received by any promoter or participant is as a result of sale, lease, license or other distribution of a commodity or as a result of the performance of one or more of its participant in relation to the sale, lease, license or distribution of a commodity to another person and it is not as a result of the introduction or recruitment of additional participants;

iii.	the promoter shall not make any representation to any person on the benefit of the scheme or arrangement other than those specified in (ii);

iv.	the promoter shall not and shall take reasonable steps to ensure that the participants in the scheme and arrangement do not

(aa)	knowing made or permit to be made any misleading or false representation

(bb)	or knowingly omit any material particular

(cc)	knowingly engage or by conduct mislead as to any material particular either in respect of the scheme or arrangement or its commodity;

(dd)	there should be a clearly stated full-refund or buy-back guarantee within 60 days that is exercisable by every participant on reasonable commercial terms.

10.
In considering whether E-World’s Described activity falls foul of the Act or does not qualify to be excluded under the Exclusion Order, we have taken into account certain fundamental factors including E-Worlds’s representation that there is absolutely no compulsion for member to purchase any goods in order to qualify for membership, membership was absolutely free, that the benefits come from selling the product and not from the introduction or recruitment of new members, that E-World does not conduct any marketing seminars or courses nor does it require members to invest in any marketing tools or aids, that there is in place a money back returned goods policy made known to its members and that the goods offered to its members were such goods that members would ordinarily consume or use and the price of these goods were relatively in exorbitant. We have also been advised that the bonus programme is funded directly by E-World.4

_____________
2	Hansard Report of the Singapore Parliament dated the 28 August 1973 between column 1284 and 1290
3	FAQs on Multi-level Marketing and Pyramid Selling published by the Ministry of Trade & Industry, Singapore dated the 16 October 2007 and updated in the 1st June 2012
4	See Tan Un Tian v Public Prosecutor [1994] 3 SLR 33

11.
Subject to practical compliance with the conditions stated in paragraph 9(b) above, it is our opinion that the “Described activity” in paragraph 6 hereof appears to Conform with the criteria set out in Section 2(c) of the Pyramid Selling (Excluded Schemes & Arrangement) Order 2000 and as such, for all intents and purposes we are of the view that based on the instructions given and representations made by E-World to us, that the Described Activity as well as the marketing model adopted by E-World are both lawful under the laws of the Republic of Singapore.

The following is based upon the opinion of Canada Legal Counsel filed as an exhibit to this registration statement:

Canadian Law Requirements

Sections 55 and 55.1 of the Canadian Competition Act, as well as related guidelines published by the Canadian Competition Bureau, set out rules and policies applicable to multi-level marketing plans and schemes of pyramid selling. The Competition Act provides that multi-level marketing plans are permitted as long as certain requirements are met and provided that the business is not operated in a manner that violates the anti-pyramid schemes set out therein. A pyramid selling scheme under section 55.1(1) of the Competition Act can be very similar in appearance to a legal multi-level marketing plan. One factor that could render a multi-level marketing plan an illegal pyramid selling scheme is if there is a requirement that a participant must buy a certain amount of product as a condition to participate in the plan.

The Company believes, based on advice from independent Canadian legal counsel, that its business, as currently conducted, does not violate either Sections 55 or 55.1 of the Canadian Competition Act. Further, the Company is advised that based on the manner in which its business is operated, it is not carrying on business in Canada for the purposes of the Excise Tax Act and is not required to register for and collect Canada’s Goods and Services/Harmonized Sales Tax.

Until February 3, 2014, the Company permitted its 29 Canadian members (28 in Ontario and one in Quebec) to accrue BV points for Until February 3, 2014, the Company permitted its 25 Canadian members (24 in Ontario and one in Quebec) to accrue BV points for products that they purchased for personal use. Based on this accrual of points, as was the case for all members of the Company, Canadian members that earned enough BV points would be able to upgrade their membership status from a General member to a Bronze, Silver, Gold or Diamond member and therefore increase their fees/commissions on product purchases made by new members they referred to the Company. We are advised that while there is Canadian case law that suggests that this type of purchase requirement may not violate the Competition Act, under one interpretation of Section 55.1 of the Competition Act, this type of purchase requirement may have violated the Competition Act. Upon learning of this potential violation, the Company amended its practices with respect to Canadian members such that no fees or commissions are payable for purchases of products by Canadian members for themselves or purchases of products by members they refer to the Company. While the Company has amended its practices relating to Canadian members and is now compliant with Sections 55 and 55.1 of the Competition Act, no assurance can be given that the Company did not violate the Competition Act in the past, and if it did violate the Competition Act that it will not be subject to a fine or other regulatory action for its prior practices.

United States Legal Requirements

In the United States, the Company has Active Members in sixteen (16) U.S. States, and the Company believes based upon management’s knowledge of U.S. law and regulation that it complies with State and federal laws in its operations. Summarizing across the laws of the applicable jurisdictions, legally permissible Multi-Level Marketing (“MLM”)plans, including the Company’s, promise that people who sign up as distributors (“DSA’s” in the Company’s terminology) will receive compensation in two ways: based on their own sales of products, and on the sales their recruits make. Pyramid schemes, which are illegal in most States, are a variation on multi-level marketing. They involve paying commissions or other providing other benefits to distributors only for recruiting new distributors. Thus, to be legally permissible, the Company’s MLM plan must pay commissions or provide other benefits for the retail sales of goods or services, and not for recruiting new distributors.

The Company complies with the foregoing at the levels of both its written policies and its actual practices. The Company’s Direct Sales Associates receive compensation or other benefits based solely on amounts of the Company’s products that they purchase, and amounts of products purchased by people who they refer to the Company. Direct Sales Associates do not receive any form of compensation or other benefits directly or indirectly from the Company based merely on their recruiting people to join the Company in one or another capacity. A few States in which the Company has Active Members have repurchase requirements that must be met for an MLM plan to avoid being an illegal pyramid scheme. Those States require that under certain conditions the Company repurchase products that it has sold. Combining those requirements in the most restrictive way (and which is effectively more restrictive to the Company than any particular States requirements), the Company’s agreement with its DSA’s that if the products are in resalable condition it will repurchase the products for 90% of the DSA’s original purchase price.

We are subject to laws and regulations in each of the 50 states which are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high-pressure recruiting methods and/or do not involve legitimate products. These laws and regulations often:

●	impose cancellation/product return, inventory buy-backs and cooling-off rights for consumers and members;

●	require us or our members to register with governmental agencies;

●	impose caps on the amount of commission we can pay;

●	impose reporting requirements; and

●
impose upon us requirements, such as requiring members to maintain levels of retail sales to qualify to receive commissions, to ensure that members are being compensated for sales of products and not for recruiting new members.

Multi-Level Marketing laws ("MLM" laws), encompass Federal Trade Commission rules, statutes in most of the 50 States that refer to "chain distributor schemes," or "endless chains" or "pyramids," and the regulations and court or governmental agency opinions interpreting them. MLM laws are directed to limiting so-called "endless chains." In an endless chain people newly join an enterprise based on the recent financial success of those who recruit them, and the people joining have a hope and expectation of duplicating that success, but the compensation structure cannot truly be expected to sustain that in the long run. MLM laws do not, however, bar businesses from offering preferred terms to repeat customers, or commission-based selling, and recognize that any particular product category or brand may be in a growth mode for some period of time, but such growth may not continue indefinitely. The Company believes that several features of the E-World system take it outside the scope of MLM law restrictions and place it in the realm of selling on preferred terms to repeat customers.

One source of potential illegality under MLM laws is when fees are charged merely to enroll in a business system, and the earlier member is somehow compensated from the enrollment fee for having referred the new member. E-World does not charge an enrollment fee, and this potential problem is thus not directly implicated.

E-World DSA’s do receive credits when they refer a new member to the system. Such credits are not based on a membership fee, however, but rather based solely on the purchases of products by the new member. As such, they function in the nature of a legally permissible sales commission.

E-World has also considered the possibility that its product prices might be interpreted under MLM laws to include a premium which functions economically like an enrollment fee. As stated herein, in addition to selling products to Members, E-World also sells its products to the general public. In a market as competitive as nutritional products, E-World would not have any sales to the general public if its products were priced above market rates.

E-World's practice of selling to the general public thus mitigates against the likelihood that there is any premium pricing to its products that would function in the nature of an enrollment fee when the DSA is compensated based on purchases by a new member. Although E-World doesn’t not maintain its tracking system in a manner that can separate out purchases by participants in the Bonus system and general members who do not participate in its bonus system, E-World believes that its prices do not contain any premium that functions in the nature of an enrollment fee.

As also stated herein, it is E-World's policy that DSA’s should purchase our products strictly for personal use rather than to resell or to distribute its products. This satisfies the MLM requirement that an enterprise not engage in practices calculated to sell inventory to its members that they are unlikely to be able to re-sell. It is E-World's understanding that sales for "personal use" to people within a network are generally counted under MLM laws as if they were sales to people outside the organization.

Lastly, and in support of this last concern that there not be so-called "inventory loading," certain jurisdictions in which E-World operates have mandatory buy-back requirements. In satisfaction of this, E-World has revised its repurchase policies to read as follows:

"We at E-World legally commit to you that any time within one year from the date of your purchase, on your written request we will repurchase all of your products that are in an unused, commercially resalable condition at a price not less than 90 percent of the amount actually paid by you for the products being returned (less any benefits we granted to you in connection with your purchase of the products)."

In recent years, the FTC has initiated investigations of and actions against companies that have Multi-Level Marketing Systems. We believe that we are in compliance with FTC regulations on this subject. However, no assurance can be given that the FTC would reach the same conclusion if it were to review or challenge our MLM practices. The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. Although, to our knowledge, we have not been the subject of any action by the FTC, no assurance can be given that the FTC will not question our operations in the U.S. in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products in the U.S.

In addition to the FTC, most U.S. States have laws that regulate MLM Systems. We believe that our MLM program is compliant with the laws and regulations relating to MLM activities in our current markets. Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain DSA’s could be found not to be compliant with applicable laws and regulations. Failure by a DSA or by us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general.

If one or more governmental agencies, or perhaps private parties in civil actions, challenged the legality of our MLM program, the cost of responding to the challenge could have a material adverse effect on our business. We also cannot predict the nature of any future law, regulation, interpretation, or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. It is possible that future legal requirements may require that we revise our MLM System. Such new requirements could have a material adverse effect on our business, financial condition, and operating results.

We believe we are in full compliance with all laws, rules and regulations governing our business, whether federal or state in the U.S. as well as abroad. The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we could be subject from time to time to government investigations in our various markets related to our direct selling activities. This could require us to make changes to our business model and aspects of our global compensation plan in the markets impacted by such changes and investigations.

All sales generate BV points and they are all used in bonus calculation. Purchases made by general members will also generate BV points for their uplines. BV points generate from purchases made by general members and bonus plan participating members are calculated together.

As of March 5, 2014, we have 3,392 active members and 12,590 general members.

Employees

We have the following employees:

●	Full time: 14

o	Operations – 7
o	Administrative – 2
o	Management – 1
o	Sales – 4

Our compliance department consists of 1 or 2 employees in assisting the members with company guidelines. These employees will help members understand the direct marketing system and ensure the members follow the guidelines set by the company. Also, the employees will ensure the members to not misunderstand or attempt to temper with laws.

Fulfillment team consists of at least 2 employees to help process orders received and to complete shipment of the products to customers.

The justice department consists of 1 or 2 employees who will try to resolve members’ disputes over each other or other issues related to the company and seek for professionals’ help when needed.

We don’t have any part time employees.

We have no collective bargaining agreement with our employees. We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

We rent the following properties:

U.S. Offices and warehouses

●	Address/Size: 9550 Flair Dr., #308, El Monte, CA 91731 (6000 sqft) 9550 Flair Dr. #407, El Monte, CA 91731 (2000 sqft) 3477 Fletcher Ave., Unit B, El Monte, CA 91731 (2500 sqft)
●	Name of Landlord: Mark Diamond
●	Term of Lease: #407 is month to month, #308 is Jan 2014, 3477 Fletcher Ave., Unit B expires in July 2014
●	Monthly Rental: #308-$6,800, #407-$2,250, 3477 Fletcher Ave., Unit B-$2,500

Foreign Offices and warehouses

●	Address/Size: Unit 1104, 11/F, 9 Chong Yip Street, Kwun Tong, Kowloon, Hong Kong (1381 sqft)
●	Name of Landlord: Clifton Properties Limited and Kingsword Limited.
●	Term of Lease: until July 2014
●	Monthly Rental: $2,700 USD approximately

Although the Hong Kong lease is still effective until July 2014, we are not currently using the space, do not plan to use the space in the future until the end of the lease and do not plan to renew this lease as the Company is now shipping all products from the U.S.

The aggregate future lease commitment is as follows:

2014	$41,674
2015
2016	-
Total	$41,674

We believe our current facilities, including warehousing facilities, are currently fully suitable and adequate for our business.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Penny Stock Considerations

Our shares will be "penny stock shares," as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Thus, our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.

In addition, under the penny stock regulations, the broker-dealer is required to:

●
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
●
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

●
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market, and have the effect of reducing the level of trading activity in the secondary market. These additional sales practices and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Sales of our common stock under Rule 144.

We are registering 2,125,708 shares of common stock held by U.S. non-affiliate shareholders in the registration statement. All 131,492,720 shares of common stock held by affiliates and all 34,914,281 shares of common stock held by non affiliates not registered in this registration statement are subject to the resale restrictions of Rule 144.

In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Holders

As of the date of this registration statement, we had approximately 3,572 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Item 6. Selected Consolidated Financial Data

Not required for a Smaller Reporting Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

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

Although the forward-looking statements in this Registration Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

Results of Operations

Comparison of the fiscal years ended December 31, 2013 and 2012

Total product sales increased by approximately $4,143,000 or 1,107% from approximately $374,000 in 2012 to $4,517,000 in 2013. The main reason was due to promotional orders in 2012 shipped in 2013 and large sales incurred during the last quarter of 2013. There was a promotional sale in the last two quarters of 2012. The promotion gave Diamond and Gold grade members rebates for products they purchased for upgrading membership. We are accounting for this promotional sale as follows: Members who purchased Diamond packages earned a $2,000 rebate and members who purchased Gold packages earned a $1,000 rebate. The rebate was to be repaid to members at $150 per month for Diamond packages and $100 per month for Gold packages. Although we paid out the rebates over time, for revenue recognition they were recorded differently, as follows: We record rebates against revenue upon completion of a sales order when funds are received which is when we become liable to the customer for the entire rebate amount. The increase of sales in 2013 was also due to large demand and shortage of products. We were unable to ship all requested products in 2012. When products became available and members requested shipment of the products in 2013, the revenues were then recognized, increasing revenue in 2013 in comparison with 2012. In 2013, approximately $1,002,000 in revenue recognized was from 2012.

For the years ended December 31, 2013 and 2012 the company had 2,972 and 1,037 new members. As of December 31, 2013 and 2012, the Company had 12,402 and 9,383 members, respectively.

Service revenue increased by approximately $77,000 or 89% from approximately $87,000 in 2012 to $164,000 in 2013. The service revenue consists of shipping fees collected and network service fees charged for activating membership. The increase of service revenue was mainly due to increase in shipping fees received for sales incurred. Network service fees decreased in 2013. We stopped charging network service fees in September of 2011, which were being amortized over a three year period upon receipt. The service revenue recorded in the income statement are amortized from fees received from the previous period. Network service fees decreased from approximately $34,000 in 2012 to approximately $11,000 in2013. The decrease in network service fees was offset by increase of shipping fee income. .Shipping fee income increased from $51,531 in 2012 to $151,976 in 2013.

The cost of sales increased by approximately $370,000 or 130% from approximately $285,000 in 2012 to approximately $655,000 in 2013. The increase was due to increase of sales. Cost of goods sold did not increase in similar proportion as products sales due to large rebate bonuses incurred in 2012, but there were sales for which we did not recognize revenue until 2013 because the products were not shipped in 2012 due to temporary shortage of products from high demand. Gross margin increased from $176,000 in 2012 to $4,026,000 in 2013.The gross margin percentage of sales was 89% in 2013 and 47% in 2012. The increase of gross margin was due to bonus rewards incurred from an incentive bonus plan offered in 2012, which offsets product sales. In 2012, when sales of approximately $1,002,000 was incurred but deferred to 2013 due to shortage of products, bonus expenses were incurred and recognized in 2012, decreasing net revenue and gross margin. Sales were then recognized in 2013, increasing gross margin in 2013. Generally, the Company has high gross margin percentage due to its business model.

Selling expenses increased from approximately $ 192 ,000 in 2012 to $ 345,000 in 2013. The increase of approximately $ 152 ,000 or 79% was mainly due to increase in marketing development expenses incurred for promotion of our products.

General and administrative expenses remained essentially constant with a small increase of $5,000 from $ 1,392,000 in 2012 to $ 1,387,000 in 2013. General and administrative expenses did not increase along with increase of operation is because in 2012, there was a one time compensation expense of $344,100 recorded for service rendered. by board of director Xun Zhang, Pooi Lam Shun, members TianMing Liang, Xuemei Shi, Wenyou Yang, Yongguo Li, Tianxia Du, and consultant Liyu Chen.

Liquidity and Capital Resources

As of December 31, 2013, we had a cash balance of $5,258,000 and $786,000 at December 31, 2012. Inventory decreased by approximately 6% to $217,000 as of December 31, 2013 from $232,000 at December 31, 2012. Total assets increased 317% from $1,418,000 at December 31, 2012 to $5,906,000 at December 31, 2013.

Our current liabilities on December 31, 2013 were $14.9 million, which increased slightly by 18% from December 31, 2012’s $12.5 million. The increase was mainly due to cash collection for deferred revenue paid by customers. Accounts payable and accrued expenses decreased from $2.2 million on December 31, 2012 to $2.1 million as of December 31, 2013.

Our current ratio increased from 0.096 in December 31, 2012 to 0.39 as of December 31, 2013.

For the years ended December 31, 2013 and 2012. the Company had 2,972 and 1,037 new members, respectively. As of December 31, 2013 and 2012, the Company had 12,402 and 9,383 members, respectively.

Members will need to purchase products with 4,000 BV to upgrade to become a Diamond member and 2,000 to become a Gold member. The Company has designed packages with enough BV to meet the requirement. Our members can choose from those packages. There are two types of Diamond packages, one includes 4 Longevities, and the other one includes 3 Longevities and one set of Royalme skin-care package. There is one kind of Gold package, which consists of 2 Longevities.

We record rebates against revenue upon completion of a sales order when funds are received which is when we become liable to the customer for the entire rebate amount.

We stopped offering this promotion on December 31, 2012.

Due to large demand and shortage of products, we were unable to ship all requested products in 2012. When products became available and members requested shipment of the products in 2013. the revenue were then recognized, increasing revenue in 2013 in comparison with same period of 2012. When products became available and members requested shipment of the products in 2013 . the revenue were then recognized .

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying the following to alleviate the going concern:

•	To increase marketing efforts in new sales territories to generate sales revenues.

•	To secure various financing resources, including but not limiting to borrowing from major shareholders or, raising funds through future public offering.

•	To promote new products. At the beginning 2011 the Company began distributing a new product, Longevity, a high-end supplement product.

In 2013 cash provided by operating activities amounted to $ 4,634,000 as compared to $ 887 ,000 in 2012. We purchased $ 22,352 in property and equipment as investing activity in 2013 compared to 2012's $ 5,527. In 2013, we had $ 140,000 financing activities and $ 127,000 in 2012. In 2013 we borrowed from the related parties in aggregate amount of $ 90 ,000 due to shortfall of cash flow from operations. We borrowed $ 63 ,000 from related parties in 2012.

Other than operating expenses the company does not have significant cash commitment. Future cash requirement includes cash needed payroll, payroll taxes, rent, and other operating expenses which amounts to approximately $280,000 per month.

Rescission Liability

Our Type B Warrants may have been issued in violation of federal securities laws. As a result, we have classified the fair value of these warrants as a liability on the date of issuance. The fair value of the warrants was estimated using comparable sales of common stock to members. The fair value of these warrants on the date of issuance was $1,245,555. As of December 31, 2011, the fair value of these warrants was $249,111. During 2012, all of the Company’s Type B Warrants were exercised into shares of common stock The fair value as of December 31, 2013 and 2012 was $249,111 and $249,111, respectively, and is included in the rescission liability in the consolidated balance sheet.

Our Type A Warrants may have been issued in violation of federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. Therefore, we have recorded a potential liability for these shares issued upon exercise as of December 31, 2012. The fair value of the liability was determined based on the amount of cash the Type A Warrant holders could have received assuming they had originally elected to exercise their warrants into cash. The fair value of this liability was $7,167,663 and $7,167,663 as of December 31, 2013 and December 31, 2012, respectively, and is included in the rescission liability in the consolidated balance sheet.

If Type A Warrants become invalid we may be obligated to refund all warrant holders fair value of warrants purchased. The Company does not have the liquidity to repay all warrants holders and may become insolvent. However, we estimate our rescission offer liability will end with the grant of effectiveness by SEC of this Form S-1. At that time, no more offers to rescind will be accepted and all such rescission related liabilities shown on our financial statements will be reclassified into our stockholders’ equity.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. All sales are generated from U.S. and substantially all sales proceeds are settled in U.S. dollars. Beside certain operation expenses incurred for its international sales offices the Company does not have significant foreign currency exposure.

Critical Accounting Policies

Inventory

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of high tech nutritional supplements and skin-care products. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based The Company records inventory write-downs when costs exceed expected net realizable value based on the reviews. The inventories’ shelf lives are approximately 3 years.

Emerging Growth Company

We are an “emerging growth company” (“EGC”) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See “Emerging Growth Companies” section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Revenue Recognition

Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Freight and handling costs paid by the Company are included in selling expenses. The Company generally receives the net sales price in cash or through credit card payments when products are ordered. When the Company has sales events whereby the sales are non-returnable or non-refundable, the revenue is recognized when products are shipped. Advance payments from customers are deferred and revenue is recognized when products are shipped.

Our service revenue includes shipping and handling fees and members’ fees. Shipping and handling fee revenue is recognized when products have been delivered. Member fees are charged for members’ on-line account set up, assistance and education on our products. Member fees are deferred and recognized on a straight-line basis over an estimate average membership life of 3 years, which is based on historical membership experience. The Company has dropped the requirement for member fee since September of 2011.

All the Company sales from other countries are based in US currency. The methods of payments are the same. The Company also has bank accounts in Hong Kong dollars and Canadian dollars into which the customers can wire money.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the Company determined the allowance as of December 31, 2013 and 2012 are estimated at $0.

During 2012, the Company offered a rebate program as a promotion to increase sales. Members who purchased Diamond packages earned a $2,000 rebate and members who purchased Gold packages earned a $1,000 rebate. The rebate was repaid to members at $150 per month for Diamond packages and $100 per month for Gold packages.

Although we paid out the rebates over time, for revenue recognition they were recorded differently, as follows: We record rebates against revenue upon completion of a sales order when funds are received which is when we become liable to the customer for the entire rebate amount.

We stopped offering this promotion on December 31, 2012.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customers application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of December 31, 2013 or 2012.

Basic and Diluted Earnings Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For year 2013, potential dilutive effect on earnings per share reflected Type A and Type B Warrants. Diluted earnings per share was $0.01, comparing to $0.02 basic earnings per share. For 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Securities Issued as Sales Incentives – Type A & Type B warrants

Type A Warrants

The Company sold Type A warrants to its members as incentive to increase sales and attract additional members. Net proceeds from Type A Warrants sold to members from inception through December 31, 2010 were $8,169,707. During 2011, a total of 18,000 Type A warrants were exercised for cash refunds totaling $22,950 and products of the Company for $7,200.

Type A warrants can be exercised for:

(1)	common shares of the Company at a ratio of 1:1 upon a going public event in the U.S.,
(2)	products of the Company at their retail prices, or
(3)	canceled membership and a refund in cash at 50% of face value.

When the Company achieves a going public event in the U.S., the holders can no longer exercise the warrants using options 2 or 3 above. Due to the cash redemption provision described above, Type A warrants has been determined to be classified as liability. The value of the Type A warrant liability was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. This amount was $ 7,167,663 and $ 7,167,663 as of December 31, 2013 and 2012, respectively. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered.

Type B Warrants

In 2010 and 2009, the Company issued 95,283 and 2,395,825 ‘Type B warrants’ as sales incentive compensation to members. Type B warrants entitle the holders to receive a common share upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. Type B Warrants cannot be exercised for products or redeemed for cash. The fair value of Type B Warrants was determined by comparable sales of our common stock to members. The Company determined the comparable sales of stock are more reliable as the fair value of any goods or services received cannot be reliably measured. As of December 2013 and 2012, the Company has 2,491,108 Type B warrants outstanding.

As of the date of this registration statement, all Type A and Type B Warrants have been exercised/converted in accordance with their terms and there are no Type A or Type B Warrants currently issued and outstanding.

Off-Balance Sheet Arrangements

The Company rents office, warehouse spaces for its main corporate office under non-cancellable lease agreement. It also rents sales offices overseas either under multiple-year lease agreement or on a month-to-month basis. The aggregate lease commitment is as follows:

2014	41,674
2015	-
2016	-

Total	$41,674

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s consolidated results of operations, financial position or cash flow.

Actions with respect to Internal Controls

In early 2011, as we began the audit process in preparation for our filing of the withdrawn registration statement, we discovered missing income, payroll, unemployment and franchise tax payments to various governmental agencies including the IRS, the California Employment Development Department, California Franchise Tax Board. We retained the firm of Cacciamatta Accountancy Corporation to do a forensic audit.

The audit disclosed that the third party we had hired to prepare our financial statements and tax returns and make these payments to the various governmental agencies, Tony Luu, had defrauded us of an aggregate of $835,144 during the period from commencement of his employment in 2008 until he was terminated in June 2011. He perpetrated the fraud by diverting all or part of the payments made by the Company to these agencies by various means, including failing to send checks the Company had written to these agencies and covering it up by falsifying bank reconciliations and having corresponding payments made to accounts under his control and by having checks written directly to him for reimbursement of amounts allegedly transmitted by him electronically to these agencies on behalf of the Company.

In order to remedy these material weaknesses in internal financial controls, we have instituted new internal financial control procedures as follows:

•
We have obtained our own payroll software to calculate payroll tax amount and balance to be deposited. The program itself is self-updated with Intuit Quickbooks, which is always providing updates to prevent possible error in tax forms and amount calculation. This eliminates the possibility of creating reports that differ from what actually incurred.

•
Periodically when the payroll tax is due, the accounting department prepares for the payment amount to be paid directly through governmental agency websites through the Company’s account by the cashier. The actual payment amount is automatically recorded into Quickbooks through its payroll system. Actual payment receipts are printed and kept in the files. Monthly reconciliations of bank transactions are done independently by the accounting department to match to our records in Quickbooks to ensure all transactions are accounted for properly in our system.

•
The Company no longer uses checks for payment unless it is for special payments. When checks are used for payments, the cashier who writes the check will review the payment with its supporting documents to ensure the payee and related payment items are legitimate without suspicious accounts and nature of payment before issuing the payment.

•
Separation of duties handling payments and bookkeeping: Accountant will review payments and sign off before requesting payments to the cashier. The cashier will issue payment upon reviewing detail of the invoice and signature of the accountant. Then the final document will be sent to accounting department for recording.

•	The Company also performs monthly bank reconciliation by the accounting department to ensure recorded payments matches to actual occurrence in the bank record.

•
Internal control over sales is implemented so that sales orders will only be processed if payment is separately confirmed and signed by the accounting department or processed automatically by the customers. Shipping department will ship the goods based on actual sales order completed and signed. Monthly reconciliation of accountants is performed by accounting department to ensure recordings in the sales systems matches without differences caused by computer error, human error or fraud.

In July 2011 we filed a lawsuit against Mr. Luu and related entities to recover our losses from this fraud. In October 2011 we received a default judgment against Mr. Luu. However, we believe that Mr. Luu has fled the country and our ability to recover any funds on this judgment is uncertain.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 8. Financial Statements

E-WORLD USA HOLDING, INC.

Audited Financial Statements

As of December 31, 2013 and 2012

To the Board of Directors
E-World USA Holding, Inc.
El Monte, California

We have audited the accompanying balance sheets of E-World USA Holding, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the related results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
March 17, 2014

E-WORLD USA HOLDING, INC.
BALANCE SHEETS
As of December 31, 2013 and December 31, 2012

	12/31/2013	12/31/2012
ASSETS

Current assets:
Cash and cash equivalents	5,258,236	786,575
Accounts receivable, net	29,221	26,107
Inventory, net	217,392	232,103
Prepaid expenses	210,157	144,086
Other receivables	1,041	12,323

Total current assets	5,716,047	1,201,194

Property and equipment, net	174,348	200,741
Deposits and other assets	15,621	15,621

Total Assets	5,906,016	1,417,556

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	2,108,586	2,164,349
Accounts payable - related party	-	30,000
Deferred revenue	4,810,611	2,329,245
Due to shareholder	168,838	75,115
Advances from related parties	298,562	506,132
Short term debt	27,595	26,293
Rescission Liability - Type A Warrants	7,167,663	7,167,663
Rescission Liability - Type B Warrants	249,111	249,111

Total current liabilities	14,830,966	12,547,908

Long term debt	75,111	102,706

Total liabilities	14,906,077	12,650,614

Stockholders' deficit
Common stock, $0.001 par value, 200,000,000
shares authorized, 142,828,993
issued and outstanding	142,829	142,829
Additional paid-in capital	3,583,702	3,583,702
Accumulated deficit	(12,726,592)	(14,959,589)

Total shareholders' deficit	(9,000,061)	(11,233,058)

Total liabilities and shareholders' deficit	5,906,016	1,417,556

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2013 and 2012

	2013	2012

Revenue
Product sales, net	4,517,567	374,266
Service revenue, net	163,611	86,608

Total revenues	4,681,178	460,874

Cost of sales, net	654,788	285,275

Gross profit	4,026,390	175,599

Operating expenses
Selling expenses	344,959	192,460
Depreciation expense	48,745	51,811
General and administrative expenses	1,386,678	1,391,858

Total operating expenses	1,780,382	1,636,129

Income (Loss) from operations	2,246,008	(1,460,530)

Income tax	13,011	-

Net income (loss)	2,232,997	(1,460,530)

Net income (loss) per common share - - basic	0.02	(0.01)
Net income (loss) per common share - - diluted	0.01	(0.01)

Weighted average number of common shares outstanding - basic	142,828,993	141,453,157
Weighted average number of common shares outstanding - diluted	168,616,789	141,453,157

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
For the years ended December 31, 2013 and 2012

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011 (Restated)	138,487,993	138,488	3,153,943	(13,499,059)	(10,206,628)

Shares issued for services	3,441,000	3,441	340,659		344,100
Sahres issued for short term debt	900,000	900	89,100		90,000
Net loss				(1,460,530)	(1,460,530)

Balance, December 31, 2012	142,828,993	142,829	3,583,702	(14,959,589)	(11,233,058)

Net income				2,232,997	2,232,997

Balance, December 31, 2013	142,828,993	142,829	3,583,702	(12,726,592)	(9,000,061)

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013 and 2012

	2013	2012

Cash Flows from Operating Activities:
Net income (loss)	2,232,997	(1,460,530)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation and amortization	48,745	51,811
Gain on disposal of fixed assets	-	(36,615)
Stock based compensation	-	344,100
Inventory valuation reserve	(165,008)
(Increase) decrease in assets:
Accounts receivable	(3,114)	(25,659)
Inventory	179,719	15,955
Prepayments and other current assets	(66,071)	(134,598)
Refundable income taxes	-	323,973
Other receivables	11,282	-
Deposits and other assets	-	4,390
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(55,763)	1,250,368
Accounts payable - related party	(30,000)	16,559
Warrant liabilities	-	(20,105)
Deferred revenue	2,481,366	557,243

Net Cash (Used in) Provided by Operating Activities	4,634,153	886,892

Cash Flows from Investing Activities:
Purchase of property and equipment	(22,352)	(5,527)

Cash Flows from Financing Activities:
Advances from shareholder	334,123	258,849
Payment to shareholder	(240,400)	(314,456)
Advances from related parties	90,000	62,535
Payment to related parties	(297,570)	(121,675)
Principal payments on debt	(26,293)	(12,678)

Net Cash Provided by Financing Activities	(140,140)	(127,425)

Net Increase (Decrease) in Cash	4,471,661	753,940

Cash, beginning of year	786,575	32,635

Cash, end of year	5,258,236	786,575
	-
Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	1,535	-
Income taxes	-	-

Non-Cash Investing and Financing Activites
Common stock issued for short term debt	-	90,000
Type A Warrants exercised for products or cash	-	487,440
Fixed assets purchased with loan	-	141,677

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization

E-World USA Holding, Inc. (the "Company"), a Nevada corporation, was formed February 4, 2011. Its predecessor, with the same name was a California company incorporated in 2007. In April 2011, E-World USA Holding, Inc., a California corporation entered into a merger agreement with its wholly-owned subsidiary, E-World USA Holding, Inc., a Nevada corporation which was the survivor of the merger. Under the Merger Agreement, the Company issued 90,000,000 shares of its common stock on a one share for one share basis for each share of E-World USA Holding, Inc., a California corporation, common stock issued and outstanding at the date of the merger. In addition, the Company issued the Type A Warrants and Type B Warrants in exchange for comparable Warrants issued and outstanding of E-World USA Holding, Inc., a California corporation, at the date of the merger.

The Company is an international network marketing company that sells nutritional supplement and skin care products through a network of active members who live in Singapore, Canada, and China. The Company maintains its office and main warehouse in California.

Note 2 – Going Concern

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and negative working capital and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying to alleviate the going concern by:

•	increasing marketing efforts in existing sales territories and identifying new sales territories to generate sales revenues.

•	securing various financing resources, including but not limiting to borrowing from major shareholders, raise funds through future public offering.

•	promoting new products.

Note 3 – Summary of Significant Accounting Policies

Foreign Currency

The Company’s reporting and functional currency is the U.S. dollar. Substantially all sales are settled in U.S. dollars. Beside certain operation expenses incurred for its international warehouses the Company does not have significant foreign currency exposure.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts and foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. There have been no write-offs during the various periods being reported on.

Inventory

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of high tech nutritional and skin-care products. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years.

Property and Equipment

Property and equipment are stated at cost. Upon disposition, the cost and related accumulated depreciation or amortization is removed from the books, and any resulting gain or loss is included in operations. The Company provides for depreciation and amortization using straight-line methods over the estimated useful lives of various classes as follow:

Computer and software	3 to 5 years
Furniture and fixtures	5 to 10 years
Vehicles	5 to 7 years
Leasehold improvement	over expected lease term

Repair and maintenance is charged to operations when incurred while betterments and renewals are capitalized.

Impairment of Long-Lived Assets

Long-lived assets are reviewed periodically for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset. In 2013 and 2012 the Company has no impairment issues for Long-Lived Assets.

Fair Value of Financial Instruments

ASC Topic 825 requires that the Company discloses estimated fair values of financial instruments. The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

●	The current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value due to the short-term maturity of these instruments

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –
Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 –
Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 –
Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2013 and 2012:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
December 31, 2013
Rescission Liability – Type B Warrants	--	--	$249,111	$249,111
December 31, 2012
Rescission Liability – Type B Warrants	--	--	$249,111	$249,111

Stock-based Compensation

The Company accounts for equity instruments issued in exchange for the receipts of goods or service from other than employees in accordance with Accounting Standards Codification Topic 718 and the conclusions reached by ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of performance commitment or completion of performance by the provider of goods or service as defined by ASC Topic 505.

Revenue Recognition

The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Freight and handling costs paid by the Company are included in selling, general and administrative expenses. The Company generally receives the net sales price in cash or through credit card payments when products are ordered. When the Company has sales events whereby the sales are non-returnable or non-refundable, the revenue is recognized when products are shipped. Advance payments from customers are deferred and revenue is recognized when products are shipped. Deferred revenue for customer deposits as of December 31, 2013 and 2012 was $4,809,559 and $2,317,125, respectively.

Our service revenue includes shipping and handling fees and members’ fees. Shipping and handling fee revenue is recognized when products have been delivered. Member fees are charged for members’ on-line account set up, assistance and education on our products. Member fees are deferred and recognized on a straight-line basis over an estimate average membership life of 3 years, which is based on historical membership experience. The Company has dropped the requirement for member fee since September of 2011. Deferred revenue for member fees as of December 31, 2013 and 2012 was $1,052 and $12,120, respectively.

We account for rebates to customers as a reduction of revenue in accordance with ASC 605-50-45. We record rebates against revenue upon completion of a sales order when funds are received which is when we become liable to the customer for the entire rebate amount. Rebates of $32,000 and $1,130,999 were recorded during 2013 and 2012, respectively.

All the Company sales from other countries are based in US currency. The methods of payments are the same. The Company also has bank accounts in Hong Kong dollars and Chinese RMB where the customers can wire money into.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of December 31, 2013 and 2012 are estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of December 31, 2013 or 2012.

Sales segment information

	2013	2012

China	98.3%	84.9%

Singapore	1.0%	10.1%

Others	0.7%	5%

Shipping and Handling Expenses

Actual shipping and handling cost incurred by the Company are $153,019 and $80,727 for 2013 and 2012, respectively, and are included in selling expense in the statement of operations.

Bonus Expense

A Company member may earn bonuses, similar to commissions, based on retail sales volume of certain other downline members who are referred by the member. Bonuses earned are derived from bonus points generated from the related product sales transactions. Bonus points earned through sales transactions of downline members may or may not generate related bonus expenses during the same period, depending on the members' compensation qualifications, which is further explained in marketing plan section. Bonus expenses are accrued in the period in which the member meets the qualifications to receive the related benefits of bonus point redemption. Bonus points are redeemed by our members in cash, either by withdrawal or by applying their cash balance against future product purchases. As bonus expenses result in cash payments to our customers, we net these expenses with revenue in accordance with FASB ASC 605-50-45-2. Bonus expenses netted with revenue for the years ended December 31, 2013 and 2012 were $5,649,945 and $1,361,794 respectively.

Operating Leases

The Company leases all of its physical properties under operating leases. Certain lease agreements generally include rent holidays and tenant improvement allowances. The Company recognizes rent holiday periods on a straight-line basis over the lease term beginning when the Company has the right to the leased space. The Company also records tenant improvement allowances and rent holidays as deferred rent liabilities and amortizes the deferred rent over the terms of the lease to rent.

Income Taxes

The Company utilizes ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For year 2013, potential dilutive effect on earnings per share reflected Type A and Type B Warrants. Diluted earnings per share was $0.01, comparing to $0.02 basic earnings per share. For 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but several of its bank accounts exceed the federally insured limit from time to time. At December 31, 2012, the cash balance of the Company consisted of $1,131 denominated in Canadian dollars, $961 in Hong Kong dollars, and $471,609 in Chinese RMB. At December 31, 2013, the cash balance of the Company consisted of $1,996 denominated in Canadian dollars, $1,125 in Hong Kong dollars, and $2,740,725 in Chinese RMB. Cash balance in Canada is insured by CDIC, in Hong Kong is insured by Hong Kong Deposit Protection Board. The balance in China is not insured.

The Company requires pre-payments for its sales, which eliminates the exposure to credit risks arising from its customers or members.

During 2013, two suppliers accounted for approximately 88% of product purchases. During 2012, one supplier accounted for approximately 58% of product purchases.

Contingencies

The Company may have inadvertently issued Type A Warrants and Type B Warrants to U.S. citizens or residents in violation of federal securities laws and may be subject to sanctions for such violations. Further, the exchange of the warrants for common shares may also have been in violation of Section 5 of the Securities Act of 1933. Thus, there is a risk that former warrant holders may bring legal action against the company, its officers and directors for securities law violations. At this time, the Company has determined it is reasonably possible that a loss may have been incurred as a result of these issuances. See Note 4.

New Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4 – Rescission Liability - Type A & B Warrants

Type A Warrants

As an incentive to increase sales and bring in additional members the Company has sold Type A warrants to its members. From inception to December 31, 2010, new members purchased a package of products and received an option to include Type A Warrants in the purchase. Net cash proceeds from Type A Warrants sold to members from inception on January 5th, 2007 through December 31, 2010 were $8,169,707. During 2011, a total of 18,000 Type A warrants were exercised for cash refunds totaling $22,950 and products of the Company for $7,200. During 2012, all of the remaining Type A warrants were exercised for the following:

(1)	842,300 warrants for $495,170 in cash refunds

(2)	10,300 warrants for $16,650 in products

(3)	23,296,688 warrants for shares of common stock

As of December 31, 2012, $487,440 of the warrants exercised for products and cash were unpaid and included in deferred revenue. As of December 31, 2013, the balance has been paid off.

Upon issuance, Type A warrants had no expiration and could be exercised for:

(1)	common shares of the Company at a ratio of 1:1 upon a going public event in the U.S.,

(2)	products of the Company at their retail prices, or

(3)	cancelled membership and a refund in cash at 75% of face value.

Our Type A Warrants may have been issued in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We have classified the fair value of these warrants as a liability on the date of issuance. Additionally, we have classified the shares issued upon exercise of these warrants as liabilities. The value of the Type A warrant liability and the rescission liability for the shares the warrants were exercised into was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. This amount was $7,167,663 as of December 31, 2013 and 2012, respectively. As of December 31, 2012, there were 23,296,688 shares of common stock underlying the rescission liability. The total fair value is determined by calculating how much each warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. Upon initial issuance of the Type A warrants, each warrant was assigned a stated value depending on which initial promotion event the member participated in and the volume of products initially purchased. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered.

The following table summarizes Type A warrant activity during 2012 and 2011. There were no Type A warrant activities during 2013:

Type A Warrants	Shares	Value
December 31, 2010	24,167,288	$7,701,757
Redeemed	(18,000)	(26,549)
December 31, 2011	24,149,288	7,675,208
Redeemed	(24,149,288)	(7,675,208)
December 31, 2012	-	$-

Type B Warrants

In 2010 and 2009, the Company issued 95,283 and 2,395,825 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive a total of 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. Type B Warrants are neither exercisable for products nor redeemable for cash. Our Type B Warrants may have been issued in violation of United States federal securities laws. As a result, the warrants and common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We have classified the fair value of these warrants as a liability on the date of issuance. Additionally, we have classified the shares issued upon exercise of these warrants as liabilities. The fair value of the warrants and related common shares was estimated using comparable sales of common stock to members. The Company determined the comparable sales of stock are more reliable as the fair value of any goods or services received cannot be reliably measured. The fair value of these warrants on the date of issuance was $1,245,555. As of December 31, 2011, the fair value of these warrants was $249,111. During 2012, all of the Company’s Type B Warrants were exercised into shares of common stock. The fair value of the shares of common stock issued from the exercise of Type B Warrants as of December 31, 2012 and 2013 was $249,111 and is included in the rescission liability in the balance sheet. A gain of $996,444 was recognized during 2011. There were no Type B warrant activities during 2013.

We estimate our rescission offer liability will end with the grant of effectiveness by SEC of our impending Form S-1, to be filed this spring. At this time, no more offers to rescind will be accepted and all liabilities shown will be reclassified into our stockholders equity.

Note 5 – Inventory

Inventories consist primarily of finished goods available for resale and can be categorized as at:

	Dec. 31, 2013	Dec. 31, 2012
Nutrition supplements	$127,929	$232,103
Skin-care products	156,179	231,724
Less: inventory reserve	(66,716)	(231,724)
Inventories, net	$217,392	$232,103

As of December 31, 2013 and 2012, the Company recorded reserves of $66,716 and $231,724 due to slow inventory movement and upcoming product expiration dates.

Note 6 – Property and Equipment

Property and equipment consist of following as at December 31, 2013 and 2012:

	2013	2012
Computer equipment and software	$109,067	$92,202
Furniture and fixture	26,686	21,198
Automobiles	179,677	179,678
Leasehold improvement	39,569	40,053
	354,999	331,131
Accumulated depreciation	(180,651)	(132,390)
Property and equipment, net	$174,348	$200,741

Depreciation expenses incurred amounted to $48,745 and $51,811 for 2013 and 2012, respectively.

During 2012, the Company traded in an automobile with a net book value of $1,385. As a result of the trade-in, the Company recognized a gain of $36,615.

Note 7 – Debt

During 2011, the Company received $90,000 from third parties for future stock subscriptions. During 2012, the Company issued 900,000 shares for these payments.

In June 2012 the Company purchased a new vehicle by trading in the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. Loan borrowed was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. Future maturities of long term debt are as follows:

2014	$27,595
2015	28,961
2016	30,394
2017	15,756
2018	-
$102,706

Note 8 – Stockholders’ Equity

In April 2011, the Company entered into a merger agreement with E-World USA Holding, Inc., a California corporation. Under the Merger Agreement, the Company issued 90,000,000 shares of its common stock on a one share for one share basis for each share of E-World USA Holding, Inc., a California corporation, common stock issued and outstanding at the date of the merger. In addition, the Company issued the Type A Warrants and Type B Warrants in exchange for comparable Warrants issued and outstanding of E-World USA Holding, Inc., a California corporation, at the date of the merger.

In February of 2011, the Company issued 45,987,483 shares to the majority owner. The Company also issued 2,510,297 shares to two service providers. These shares are valued at $.007 per share and total stock based compensation expense is $339,484. The Company engaged a third party valuation specialist to estimate the fair value of the shares issued. For purposes of the estimate, fair value is the price, in terms of cash or equivalent, that a buyer could reasonably be expected to pay, and a seller could reasonably be expected to accept, if the business were exposed for sale on the open market for a reasonable period of time, with both buyer and seller being in possession of the pertinent facts and neither being under any compulsion to act. The fair value of the shares was determined by first calculating an enterprise value of the Company, and then deriving the fair value of a common share by dividing the enterprise value by the number of common shares outstanding. In order to determine the enterprise value, the valuation specialist used a weighted average of three valuation approaches. The valuation approaches and weights assigned to each are as of February 28, 2011 are as follows:

	Weight	Value
Enterprise Value
Discounted Cash Flows	37.50%	$337,710
Discounted Market Multiples	37.50%	400,500
Price to Revenue Multiple	25.00%	277,805
Total Equity Value		1,016,015

Fully Diluted Common Shares on Valuation Date		138,468,804
Price Per Common Share		$0.007

o
Under the Discounted Cash Flow method, financial projections were prepared as of the valuation date based on a financial model and business plan prepared by management. Discounts were applied to these methods that considered the early stage of the Company.

o	Under the Discounted Market Multiples method, the enterprise value is based on a group of comparable companies (industry comparables) and their representative multiples.

o	Under the Price to Revenue Multiple method, the enterprise value compares the Company to comparable businesses on current measures and discounted future measures basis.

During 2012, we issued 900,000 common shares stock for short term debt of $90,000.

During 2012, we issued 3,441,000 common shares with a fair value of $344,100 as bonus for selling services.

Note 9 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2012, the company incurred net losses and, therefore, has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,172,000 at December 31, 2013, and will expire in the years 2030 - 2032.

Deferred tax assets consisted of the following:

	2013	2012
Net operating losses	$1,418,000	$2,176,000
Valuation allowance	(1,418,000)	(2,176,000)
Net	$-	$-

Note 10 – Related Party Transactions

From time to time, the major shareholder and CEO of the Company personally receives cash proceeds from product or warrant sales from the Company’s members on behalf of the Company, and makes purchases out of his personal bank account on behalf of the Company. Such business transactions are recorded as due to or from shareholder. During 2013 and 2012, advances from shareholder are $334,123 and $258,849, respectively and payment to shareholder are $240,400 and $314,456 respectively. As of December 31, 2013 and 2012, the balance due to shareholder amounted to $168,838 and $75,115, respectively. This balance does not bear interest and is unsecured and due on demand.

The Company has accounts payable due to related parties of $0 and $30,000 as of December 31, 2013 and 2012.

In 2013 and 2012, due to a shortage of cash, the Company borrowed money from certain related parties for operations. The related parties consist of CEO's immediate family members and relatives. Total amount borrowed in 2013 and 2012 amounted to $90,000 and $62,535. During 2013 and 2012, $297,570 and $121,675 was repaid, respectively. This balance does not bear interest and is unsecured and due on demand. As of December 31, 2013 and 2012, the Company owed $298,562 and $506,132 to these related parties.

Note 11 – Commitments

Operating lease

The Company rents office, warehouse spaces for its main corporate office under non-cancellable lease agreement. It also rents sales offices overseas either under multiple-year lease agreements or on a month-to-month basis. The aggregate lease commitment is as follows:

2014	$41,674
2015	-
Total	$41,674

The Company incurred rent expense of $179,742 and $167,820 for 2013 and 2012, respectively.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were not effective. As previously reported in the Company’s filings on Form S-1 and S-1/A with the SEC:

In early 2011, as we began the audit process in preparation for our filing of the withdrawn registration statement, we discovered missing income, payroll, unemployment and franchise tax payments to various governmental agencies including the IRS, the California Employment Development Department, California Franchise Tax Board. We retained the firm of Cacciamatta Accountancy Corporation to do a forensic audit.

The audit disclosed that the third party we had hired to prepare our financial statements and tax returns and make these payments to the various governmental agencies, Tony Luu, had defrauded us of an aggregate of $835,144 during the period from commencement of his employment in 2008 until he was terminated in June 2011. He perpetrated the fraud by diverting all or part of the payments made by the Company to these agencies by various means, including failing to send checks the Company had written to these agencies and covering it up by falsifying bank reconciliations and having corresponding payments made to accounts under his control and by having checks written directly to him for reimbursement of amounts allegedly transmitted by him electronically to these agencies on behalf of the Company.

In order to remedy these material weaknesses in internal financial controls, we have instituted new internal financial control procedures as follows:

•
We have obtained our own payroll software to calculate payroll tax amount and balance to be deposit. The program itself is self-updated with Intuit Quickbooks, which is always providing updates to prevent possible error in tax forms and amount calculation. This eliminates the possibility of creating reports that differs from what actually incurred.

•
Periodically when the payroll tax is due, the accounting department prepares for payment amount and paid directly through governmental agency websites through the Company’s account by the cashier. The actual payment amount is automatically recorded into Quickbooks through its payroll system. Actual payment receipts are printed and kept in the files. Monthly reconciliations of bank transactions are done independently by accounting department to match to our records in Quickbooks to ensure all transactions are accounted for properly in our system.

•
The Company no longer uses checks for payment unless it is for special payments. When checks are used for payments, the cashier who writes the check with review the payment with its supporting documents to ensure the payee and related payment items are legitimate without suspicious accounts and nature of payment before issuing the payment.

•
Separation of duties handling payments and bookkeeping: Accountant will review payments and sign off before requesting payments to the cashier. The cashier will issue payment upon reviewing detail of the invoice and signature of the accountant. Then the final document will be sent to accounting department for recording.

•	The Company also performs monthly bank reconciliation by the accounting department to ensure recorded payments matches to actual occurrence in the bank record.

•
Internal control over sales are implemented that sales order will only be processed if payment is separately confirmed and signed by accounting department or processed automatically by the customers. Shipping department will ship the goods based on actual sales order completed and signed. Monthly reconciliation of accountants is performed by accounting department to ensure recordings in the sales systems matches without differences caused by computer error, human error or fraud.

In July 2011 we filed a lawsuit against Mr. Luu and related entities to recover our losses from this fraud. In October 2011 we received a default judgment against Mr. Luu. However, we believe that Mr. Luu has fled the country and our ability to recover any funds on this judgment is uncertain.

We have now filed a registration statement on Form S-1 filed on February 11, 2014 for the same shares that are the subject of our registration statement filed on Form S-1 declared effective October 2, 2013 but withdrawn on November 12, 2013. As disclosed in the withdrawal request which has been granted by the SEC staff, due to a lapse in the Company’s disclosure controls and procedures, the Company was the victim of a fraud perpetrated by a third party hired by the Company to obtain information in the form of an opinion and related consent which was included in the withdrawn Registration Statement. The Company thus withdrew the offering under the October 2, 2013 Registration Statement due to this situation. No securities were sold pursuant to that Registration Statement. The Company has adopted new disclosure controls and procedures designed to prevent any future occurrence of a similar situation, related to the verification of any information provided by any third party in this Registration Statement, including obtaining new opinions and consents through direct attorney-client relations with all law firms providing any opinion and consent included in this Registration Statement. These controls and procedures were implemented in making the Company’s filing of a Registration Statement on Form S-1 filed on February 11, 2014.

This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

As we are a Section 15(d) reporting company and this is our first 10-K since a registration statement on Form S-1 was declared effective, this assessment is not required until our 10-K for the fiscal year ending December 31, 2014.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position
Ding Hua Wang	51	CEO and President, Director
Xun Zhang	53	Director
Pooi Lam Shun	64	Director

Mr. Wang joined our predecessor company in January 2007 as Product Consultant. In November 2007, he became CEO and President of our predecessor company and has been CEO, President and Director of our company since inception in March 2011. From August 2005 to December 2006, he was CEO of Ansheng Company International Products, a nutrition products manufacturing and wholesale company. From January 1999 to August 2005, he was CEO of Ansheng Company, a Chinese herbal medicine imports and store sales company. He studied at Zhejiang University of Traditional Chinese Medicine from January 1986 to February 1991. He attended American Global University in alternative medicine from August 2001 to September 2003 but did not receive a degree. As a member of the board, Mr. Wang contributes significant industry-specific experience and expertise on our products and services. Mr. Wang also contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Xun Zhang joined us as Director upon formation in March 2011. From 2003 to date, he has been Assistant Professor, Harvard Medical School, Boston, Massachusetts. From 1988 to date, he has been Assistant in Biochemistry; Director, Neuroendocrine Research Laboratory Massachusetts General Hospital Boston, Massachusetts. He received a PhD, 1994, State University of New York at Albany. With responsibility for product development guidance, he brings his educational and research knowledge and experience to the Board.

Pooi Lam Shun joined us as Director upon formation in March 2011. From March 2007 to date, he has been a Member for us and our predecessor. From May 1990 to February 2007, he was an Independent Distributor for Sunrider International, a health food manufacturer. He received a Diploma, 1981, from Singapore Polytechnic. Shun Pooi Lam is responsible for developing marketing strategies in Singapore, Malaysia, China and other Asian markets and brings his knowledge and experience in these markets to our Board, all in capacity as a Director of the Company. Although rendering this advice to management, he is not in charge of a principal business unit, division or function (such as sales, administration or finance) of the Company and does not performs a policy making function for the Company with respect to marketing or any other aspect of the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

●
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

●	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2013 and 2012 compensation awarded or paid to, or earned by, the Company’s sole executive officer.

Name and principal position	Year (a)	Salary $	Bonus $	Stock Awards $	Option awards $	Nonequity incentive plan compensation $	Nonqualified deferred compensation earnings $	All other compensation $	Total $

Ding Hua Wang,	2013	240,000	-		-	-	-	-	240,000
President and CEO	2012	60,000							60,000

On July 1st, 2011, the Company stopped Mr. Dinghua Wang's annual $360,000's compensation due to operation loss and lack of revenue. In October 2012, the company resumed Mr. Wang's monthly compensation of $20,000 a month, starting from October 1st, 2012 as the Company has generated more revenue to cover the expenses.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2013
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ding Hua Wang	0	0	0	0	0	0	0	0	0

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our Board of Directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors.

As of the date of this registration statement, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

Director Compensation

Director Compensation for 2013

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Ding Hua Wang [1]	0	0	0	0	0	0	0
Xun Zhang	0	0	0	0	0	0	0
Pooi Lam Shun	177	0	0	0	0	0	177
__________________
[1] Does not include compensation received as Executive Officer.

Dinghua Wang did not receive compensation as director as Mr. Wang received compensation as CEO of the company.

Xun Zhang did not receive compensation as director for 2013.

Pooi Lam Shun did not receive compensation as director for 2013.

We reimburse our directors for expenses incurred in connection with attending board meetings.

We have no other formal plan for compensating our directors for their service in their capacity as directors.

Employment Agreements

We have no written or oral agreement or understanding with Mr. Wang concerning his compensation in 2011 or thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is Flair Dr., Suite 308, El Monte CA91731.

			% of
		Number of	Common
Name	Title	Shares	Shares

Ding Hua Wang	President, CEO, Director	129,990,020	77.13%
Xun Zhang	Director	500,000	0.30%
Pooi Lam Shun	Director	1,599,800	0.95%
All officers and directors as a group [3 persons]		132,089,820	78.38%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 142,828,993 shares of common stock outstanding as of December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

From time to time, the major shareholder and CEO of the Company personally receives cash proceeds from product or warrant sales from the Company’s members on behalf of the Company, and makes purchases out of his personal bank account on behalf of the Company. Such business transactions are recorded as due to or from shareholder. During 2013 and 2012, advances from shareholder are $334,123 and $258,849, respectively and payment to shareholder are $240,400 and $314,456 respectively. As of December 31, 2013 and 2012, the net balance due to shareholder amounted to $168,838 and $75,115, respectively. This balance does not bear interest and is unsecured and due on demand.

As at 12/31/2011	$130,722	Due to shareholder
2012 Advances	258,849
2012 Repayments	(314,456)
As at 12/31/2012	75,115	Due to shareholder
2013 Advances	334,123
2013 Repayments	(240,400)
As at 12/ 31 /2013	$168,838	Due to shareholder

The Company has accounts payable due to related parties of $0 and $30,000 as of December 31, 2013 and 2012, respectively. The $30,000 balance of accounts payable was due to our Director, Mr. Zhang, not yet repaid for service rendered as a director of the board. The balance was paid off in 2013.

Pooi Lam Shun, a member of board of directors, earned $ 177 and $ 137 in bonus from the marketing plan in 2013 and 2012 respectively.

In 2013 and 2012, due to a shortage of cash, the Company borrowed money from certain related parties for operations. The related parties consist of CEO's immediate family members and relatives. Total amount borrowed in 2013 and 2012 amounted to $90,000 and $62,535. During 2013, $297,570 was repaid. This balance does not bear interest and is unsecured and due on demand. The Company plan to repay the outstanding balance when the Company’s cash flows improved. Summary of the borrowing is as follows:

Names	December 31, 2013	December 31, 2012	Terms	Relationship

ChunYan Xu	244,513	322,083	No interest, no due date	CEO's sister in law
HuanXia Xu	30,000	30,000	No interest, no due date	CEO's brother in law
ShuYing Sun	-	86,000	No interest, no due date	CEO's mother in law
Xun Wang	-	4,000	No interest, no due date	CEO's son
HanYang Xu	24,049	64,049	No interest, no due date	CEO's wife
Total	298,562	506,132

Ansheng is a company owned by the wife of the Company’s CEO, Mr. Wang. Ansheng’s main operation is buying and selling Chinese herbs. Some of the Company’s raw materials were purchased through Ansheng in 2009. No transaction between E-World and Ansheng occurred in 2010 to 2013. The Company does not have any investment or ownership interest in Ansheng. Further, the Company does not have (1) the power to direct the activities (2) the obligation to absorb losses or (3) the right to receive expected residual returns of Ansheng.

Item 14. Principal Accountant Fees and Services

MaloneBailey, LLP was our independent auditor for the fiscal years ended December 31, 2013 and 2012.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2013 and 2012.

	2013	2012

Audit Fees	$66,000	$60,133
Audit-Related Fees
Tax Fees
All Other Fees
Total	$66,000	$60,133

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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
__________________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-World USA Holding, Inc.,
a Nevada corporation

Title	Name	Date	Signature

President and CEO	Ding Hua Wang	March 21, 2014	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, CEO, Acting	March 21, 2014
Principal Financial and Principal Accounting Officer, Director

/s/ Xun Zhang	Xun Zhang	Director	March 21, 2014

/s/ Pooi Lam Shun	Pooi Lam Shun	Director	March 21, 2014

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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
____________________
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