Form 10-Q
period 2014-03-31
E-WORLD USA HOLDING,INC
filed 2014-05-14
CIK 1517498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No Are you doing this, posting your financials electronically on your site.

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

As of May 13, 2014, there were 142,828,993 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

E-WORLD USA HOLDING, INC.
BALANCE SHEETS
As of March 31, 2014 and December 31, 2013
(Unaudited)

	3/31/2014	12/31/2013
ASSETS
Current assets:
Cash and cash equivalents	5,184,763	5,258,236
Accounts receivable, net	36,327	29,221
Inventory, net	209,585	217,392
Prepaid expenses	111,246	210,157
Other receivables	1,041	1,041

Total current assets	5,542,962	5,716,047

Property and equipment, net	162,092	174,348
Deposits and other assets	15,621	15,621

Total Assets	5,720,675	5,906,016

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	1,456,251	2,108,586
Deferred revenue	2,392,084	4,810,611
Due to shareholder	158,574	168,838
Advances from related parties	298,562	298,562
Short term debt	27,930	27,595
Rescission Liability - Type A Warrants	7,165,413	7,167,663
Rescission Liability - Type B Warrants	249,111	249,111

Total current liabilities	11,747,925	14,830,966

Long term debt	65,725	75,111

Total liabilities	11,813,650	14,906,077

Stockholders' deficit
Common stock, $0.001 par value, 200,000,000
shares authorized, 142,828,993
issued and outstanding	142,829	142,829
Additional paid-in capital	3,583,702	3,583,702
Accumulated deficit	(9,819,506)	(12,726,592)

Total shareholders' deficit	(6,092,975)	(9,000,061)

Total liabilities and shareholders' deficit	5,720,675	5,906,016

The accompanying notes are an integral part of these unaudited financial statements

E-WORLD USA HOLDING, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
		(Restated)
Revenue
Product sales	3,842,669	1,272,630
Service revenue	91,158	33,322

Total revenues	3,933,827	1,305,952

Cost of sales, net	376,941	148,114

Gross profit	3,556,886	1,157,838

Operating expenses
Selling expenses	153,796	91,927
Depreciation expense	12,256	11,827
General and administrative expenses	483,748	356,170

Total operating expenses	649,800	459,924

Income (Loss) from operations	2,907,086	697,914

Net income (loss)	2,907,086	697,914

Net income (loss) per common share - basic	0.02	0.00
Net income (loss) per common share - diluted	0.02	0.00

Weighted average number of common shares outstanding - basic	142,828,993	142,828,993
Weighted average number of common shares outstanding - diluted	168,607,489	168,616,789

The accompanying notes are an integral part of these unaudited financial statements

E-WORLD USA HOLDING, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	2,907,086	697,914
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation and amortization	12,256	11,827
Inventory valuation reserve	50,566	-
(Increase) decrease in assets:
Accounts receivable	(7,106)	1,076
Inventory	(42,759)	13,479
Prepayments and other current assets	98,911	(66,886)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(652,335)	(240,086)
Accounts payable - related party	-	(30,000)
Deferred revenue	(2,418,527)	(551,178)

Net Cash (Used in) Provided by Operating Activities	(51,908)	(163,854)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(11,985)

Cash Flows from Financing Activities:
Advances from shareholder	138	22,443
Payment to shareholder	(10,402)	(100,052)
Payment to related parties	-	(184,780)
Principal payments on debt	(9,051)	(6,454)
Warrants redeemed for cash	(2,250)	-

Net Cash Provided by Financing Activities	(21,565)	(268,843)

Net Increase (Decrease) in Cash	(73,473)	(444,682)

Cash, beginning of year	5,258,236	786,575

Cash, end of year	5,184,763	341,893
	-	-
Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	-	1,535
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements

E-WORLD USA HOLDING, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of E-World USA Holding, Inc., (both the Nevada and the succeeded California corporation and collectively, “our”, “we”, “E-World” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1 Amendment No. 3. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted.

Note 2 – Going Concern

There is substantial doubt about our ability to continue as a going concern as a result of our negative working capital and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying to alleviate the going concern by:

•	increasing marketing efforts in existing sales territories and identifying new sales territories to generate sales revenues.
•	securing various financing resources, including but not limiting to borrowing from major shareholders, raise funds through future public offering.
•	promoting new products.

Note 3 – Related Party Transactions

From time to time the major shareholder and CEO of the Company either receives cash proceeds from product or warrant sales from the Company’s members on behalf of the Company, or makes purchases out of his personal bank account on behalf of the Company. Such business transactions would be recorded as due to or from shareholder. During the three months ended March 31, 2014 and 2013, cash advances from shareholder are $138 and $22,443, respectively and payments to shareholder are $10,402 and $100,052, respectively. As of March 31, 2014 and December 31, 2013, the balance due to shareholder amounted to $158,574 and $168,838, respectively. This balance does not bear interest, is unsecured, and due on demand.

In 2012 and 2011, due to a shortage of cash, the Company borrowed money from certain related parties for operations. The related parties consists of CEO's immediate family members and relatives. During the three months ended March 31, 2014 and 2013, $0 and $184,780 was repaid. This balance does not bear interest and is unsecured and due on demand. As of March 31, 2014 and December 31, 2013, the Company owed $298,562 and $298,562 to these related parties.

E-WORLD USA HOLDING, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 – Debt

In June 2012 the Company purchased a new vehicle by trading in the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. Loan borrowed was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During the three months ended March 31, 2014, $9,051 was repaid. As of March 31, 2014, $27,930 and $65,725 was recorded as short term debt and long term debt, respectively.

Note 5 – Restatement

During 2013, management determined that certain expenses previously classified as selling expenses should be netted against revenue. In making this determination, management considered ASC 605-50-45-2 which requires cash payments of bonus to customers to be netted against the related revenues. As a result, selling expenses of $530,275 have been reclassified to revenue for the three months ended March 31, 2013.

	For the three months ended March 31, 2013
			Restated
	2013	Adjustment	2013

Revenue
Product sales	1,802,905	(530,275)	1,272,630
Service revenue	33,322		33,322

Total revenues	1,305,952	(530,275)	1,305,952

Cost of sales, net	148,114		148,114

Gross profit	1,688,113	(530,275)	1,157,838

Operating expenses
Selling expenses	622,202	(530,275)	91,927
Depreciation expense	11,827		11,827
General and administrative expenses	356,170		356,170

Total operating expenses	990,199	(530,275)	459,924

Income from operations	697,914		697,914

Net loss	697,914		697,914

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Our products are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The current worldwide recession did adversely affect our sales and liquidity. Although we have mitigated decreases in sales by lowering our levels of inventory to preserve cash on hand, we do not know when the recession will subside and when consumer spending will increase from its current depressed levels, although we think the fact that total product sales increased by $2,570,000 or 202% from $1,273,000 in the three month period ended March 31, 2013 to $3,843,000 in the same period of 2014 may be an indication that the world economy is headed in a more positive direction as it affects the sales of our products. Of course, even if the recession continues to mitigate and consumer spending increases, we are not sure that this increase for sales of our products will continue or will have a significant effect on our liquidity in the future.

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

Results of Operations

Comparison of the first quarter ended March 31, 2014 and 2013

	For the three months ended March 31,
	2014	2013	$ Variance	% Variance
		(Restated)
Revenue
Product sales	$3,842,669	$1,272,630	2,570,039	202%
Service revenue	91,158	33,322	57,836	174%

Total revenues	3,933,827	1,305,952	2,627,875	201%

Cost of sales, net	376,941	148,114	228,827	154%

Gross profit	3,556,886	1,157,838	2,399,048	207%

Operating expenses
Selling expenses	153,796	91,927	61,869	67%
Depreciation expense	12,256	11,827	429	4%
General and administrative expenses	483,748	356,170	127,578	36%

Total operating expenses	649,800	459,924	189,876	41%

Income from operations	2,907,086	697,914	2,209,172	317%

Net income (loss)	$2,907,086	$697,914	2,209,172	317%

Total product sales increased by $2,570,000 or 202% from $1,273,000 in the three month period ended March 31, 2013 to $3,843,000 in the same period of 2014. The increase was due to increasing referrals by members, mainly in China.

For the three months ended March 31, 2014 and 2013, we had 494 and 236 new members, respectively. As of March 31, 2014 and December 31, 2013, the company had 12,890 and 12,402 members, respectively.

Service revenue increased approximately $58,000 or 174% from approximately $33,000 in first quarter of 2013 to $91,000 in same period of 2014. The service revenue consists of shipping fees collected and amortization network service fees charged for activating membership in prior year. The increase of service fee was due to shipping fees received from increase of sales.

	For the three months ended March 31,
	2014	2013	$ Variance	% Variance
Revenue
Product sales	5,171,612	1,834,905	3,336,707	182%
Service revenue	91,158	33,322	57,836	174%
Sales rebate	-	(32,000)	32,000	-100%
Bonus expenses	(1,328,943)	(530,275)	(798,668)	151%

Total revenues	3,933,827	1,305,952	2,627,875	201%

Cost of sales, net	376,941	148,114	228,827	154%

Gross profit	3,556,886	1,157,838	2,399,048	207%

Gross margin %	69%	63%

The cost of sales increased $229,000 or 154% from approximately $148,000 in first quarter of 2013 to approximately $377,000 in first quarter of 2014 due to an increase of product sales during the quarter ended March 31, 2014. Gross profit increased from $1,158,000 in three months ended March 31, 2013 to $3,557,000 in the same period of 2014. Gross margin percentage increase from 63% for the 3 months ended March 31, 2013 to 69% in the same period of 2014. The increase is due to the packages in promotion in 2014 which have higher margin products.

Selling expenses increased from approximately $92,000 in the first quarter of 2013 to $154,000 the same period in 2014. The increase of $62,000 or 67% is mainly caused by increase of sales related shipping expenses and advertisement expenses.

General and administrative expenses increased by $128,000 or 36% from approximately $356,000 in the first quarter of 2013 to $484,000 in same period of 2014. The increase was mainly due to increase of administration personnel costs.

Liquidity and Capital Resources

As of March 31, 2014, we had cash balance of $5,185,000 and $5,258,000 at December 31, 2013. Inventory decreased by approximately 4% to $210,000 as of March 31, 2014 from $217,000 at December 31, 2013. Total assets decreased by 3% from $5,906,000 at December 31, 2013 to $5,721,000 at March 31, 2014.

Our current liabilities on March 31, 2014 were $11.7 million, which decreased by 21% from December 31, 2013’s $14.8 million. The decrease was mainly due to cash paid for bonuses earned by customers and sales recognized when products are shipped. Accounts payable and accrued expenses decreased from $2.1 million on December 31, 2013 to $1.5 million as of March 31, 2014. Deferred revenue decreased from $4.8 million on December 31, 2013 to $2.4 million as of March 31, 2014.

Our current ratio increased from 0.385 in December 31, 2013 to 0.472 as of March 31, 2014.

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

For the three months ended March 31, 2014 cash used in operating activities amounted to $52,000 as compared to $164,000 in the same period of 2013. We purchased $11,985 property and equipment as investing activity in the three months ended March 31, 2013 and none in 2014. In the three months ended March 31, 2014 we borrowed from our majority shareholder an aggregate amount of $138 and repaid $10,402. Net cash used in financing activities was $21,565 in the three months ended March 31, 2014, mainly from repayments to our majority shareholder and car loan.

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

Critical Accounting Policies

Inventory

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of high tech nutritional supplements and skin-care products. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based The Company records inventory write-downs when costs exceed expected net realizable value based on the reviews. The inventories’ shelf lives are approximately 3 quarters.

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

Our service revenue includes shipping and handling fees and members’ fees. Shipping and handling fee revenue is recognized when products have been delivered. Member fees are charged for members’ on-line account set up, assistance and education on our products. Member fees are deferred and recognized on a straight-line basis over an estimate average membership life of 3 quarters, which is based on historical membership experience. The Company has dropped the requirement for member fee since September of 2011.

All the Company sales from other countries are based in US currency. The methods of payments are the same. The Company also has bank accounts in Hong Kong dollars and Canadian dollars into which the customers can wire money.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the Company determined the allowance as of March 31, 2014 and December 31, 2013 are estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of March 31, 2014 or 2013.

Basic and Diluted Earnings Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For March 31, 2014, potential dilutive effect on earnings per share reflected Type A and Type B Warrants. Diluted earnings per share were $0.02, comparing to $0.02 basic earnings per share. For March 31, 2013,diluted earnings per share was $0.00, comparing to $0.00 basic earnings per share.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)
the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)
the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto;

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2014, our disclosure controls and procedures continue to be not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2014.

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

E-World USA Holding, Inc.

Title	Name	Date	Signature

President and CEO	Ding Hua Wang	May 14, 2014	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, CEO, Acting	May 14, 2014
Principal Financial and Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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