Form 10-Q
period 2014-06-30
E-WORLD USA HOLDING,INC
filed 2014-08-12
CIK 1517498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐ Are you doing this, posting your financials electronically on your site.

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

As of August 12, 2014, there were 142,828,993 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

E-WORLD USA HOLDING, INC.
BALANCE SHEETS
As of June 30, 2014 and December 31, 2013
(Unaudited)

	6/30/2014	12/31/2013
ASSETS

Current assets:
Cash and cash equivalents	5,583,793	5,258,236
Accounts receivable, net	72,516	29,221
Inventory, net	328,758	217,392
Prepaid expenses	32,321	210,157
Other receivables	1,041	1,041
Total current assets	6,018,429	5,716,047

Property and equipment, net	151,072	174,348
Deposits and other assets	15,621	15,621
Total Assets	6,185,122	5,906,016

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	1,376,489	2,108,586
Deferred revenue	1,789,776	4,810,611
Due to shareholder	3,024	168,838
Advances from related parties	298,562	298,562
Short term debt	28,269	27,595
Rescission Liability - Type A Warrants	7,165,413	7,167,663
Rescission Liability - Type B Warrants	249,111	249,111
Total current liabilities	10,910,644	14,830,966

Long term debt	60,806	75,111
Total liabilities	10,971,450	14,906,077

Stockholders' deficit
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 issued and outstanding	142,829	142,829
Additional paid-in capital	3,583,702	3,583,702
Accumulated deficit	(8,512,859)	(12,726,592)
Total shareholders' deficit	(4,786,328)	(9,000,061)
Total liabilities and shareholders' deficit	6,185,122	5,906,016

The accompanying notes are an integral part of these unaudited financial statements

E-WORLD USA HOLDING, INC.
STATEMENTS OF OPERATIONS
For the six and three months ended June 30, 2014 and 2013
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Revenue
Product sales	2,178,231	642,677	6,020,900	1,915,307
Service revenue	55,323	19,591	146,481	52,913
Total revenues	2,233,554	662,268	6,167,381	1,968,220

Cost of sales, net	138,298	62,254	515,239	210,368
Gross profit	2,095,256	600,014	5,652,142	1,757,852

Operating expenses
Selling expenses	88,378	75,209	242,174	167,136
Depreciation expense	11,020	12,476	23,276	24,303
General and administrative expenses	464,468	352,477	948,216	708,647
Total operating expenses	563,866	440,162	1,213,666	900,086

Income from operations	1,531,390	159,852	4,438,476	857,766

Income tax	224,743	-	224,743	-
Net income	1,306,647	159,852	4,213,733	857,766

Net income per common share - - basic	0.01	0.00	0.03	0.01
Net income per common share - - diluted	0.01	0.00	0.02	0.01

Weighted average number of common shares outstanding - basic	142,828,993	142,828,993	142,828,993	142,828,993
Weighted average number of common shares outstanding - diluted	168,607,489	168,616,789	168,607,489	168,616,789

The accompanying notes are an integral part of these unaudited financial statements

E-WORLD USA HOLDING, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2014 and 2013
(Unaudited)

	2014	2013

Cash Flows from Operating Activities:
Net income	4,213,733	857,766
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,276	24,303
Inventory valuation reserve	50,566	-
(Increase) decrease in assets:
Accounts receivable	(43,295)	19,095
Inventory	(161,932)	(74,521)
Prepayments and other current assets	177,836	(13,646)
Other receivables	-	(6,439)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(732,097)	(657,423)
Accounts payable - related party	-	(30,000)
Deferred revenue	(3,020,835)	(602,203)

Net Cash (Used in) Provided by Operating Activities	507,252	(483,068)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(21,460)
Net Cash Used in Investing Activities	-	(21,460)

Cash Flows from Financing Activities:
Advances from shareholder	938	333,963
Payment to shareholder	(166,752)	(100,084)
Payment to related parties	-	(207,570)
Principal payments on debt	(13,631)	(13,950)
Warrants redeemed for cash	(2,250)	-

Net Cash (Used in) Provided by Financing Activities	(181,695)	12,359

Net Increase (Decrease) in Cash	325,557	(492,169)

Cash, beginning of year	5,258,236	786,575

Cash, end of year	5,583,793	294,406
	-	-
Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	-	1,535
Income taxes	4,000	-

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

Note 3 – Related Party Transactions

From time to time the major shareholder and CEO of the Company either receives cash proceeds from product or warrant sales from the Company’s members on behalf of the Company, or makes purchases out of his personal bank account on behalf of the Company. Such business transactions would be recorded as due to or from shareholder. During the six months ended June 30, 2014 and 2013, cash advances from shareholder are $938 and $333,963, respectively and payments to shareholder are $166,752 and $100,084, respectively. As of June 30, 2014 and December 31, 2013, the balance due to shareholder amounted to $3,024 and $168,838, respectively. This balance does not bear interest, is unsecured, and due on demand.

In 2012 and 2011, due to a shortage of cash, the Company borrowed money from certain related parties for operations. The related parties consists of CEO's immediate family members and relatives. Total amount borrowed in the six months ended June 30, 2014 and 2013 amounted to $0 and $0. During the six months ended June 30, 2014 and 2013, $0 and $207,570 was repaid. This balance does not bear interest and is unsecured and due on demand. As of June 30, 2014 and December 31, 2013, the Company owed $298,562 and $298,562 to these related parties.

Note 4 – Debt

In June 2012 the Company purchased a new vehicle by trading in the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. Loan borrowed was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During the six months ended June 30, 2014, $13,631 was repaid. As of June 30, 2014, $28,269 and $60,806 was recorded as short term debt and long term debt, respectively.

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

Our products are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The current worldwide recession is expected to adversely affect our sales and liquidity for the foreseeable future. Although we have mitigated decreases in sales by lowering our levels of inventory to preserve cash on hand, we do not know when the effects of the recession will subside and when consumer spending will increase from its current depressed levels. We think the fact that total product sales increased by $4,105,593 or 214% from $1,915,307 in the six month period ended June 30, 2013 to $6,020,900 in the same period of 2014 may be an indication that the world economy is headed in a more positive direction as it affects the sales of our products. Of course, even if the recession continues to mitigate and consumer spending increases, we are not sure when consumer spending will increase for our products which will affect our liquidity.

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items, such as our products. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and profits.

Results of Operations

Comparison of the second quarter ended June 30, 2014 and 2013

	For the three months ended June 30,
	2014	2013	$ Variance	% Variance
Revenue
Product sales	2,178,231	642,677	1,535,554	239%
Service revenue	55,323	19,591	35,732	182%
Total revenues	2,233,554	662,268	1,571,286	237%
Cost of sales, net	138,298	62,254	76,044	122%
Gross profit	2,095,256	600,014	1,495,242	249%
Operating expenses
Selling expenses	88,378	75,209	13,169	18%
Depreciation expense	11,020	12,476	(1,456)	-12%
General and administrative expenses	464,468	352,477	111,991	32%
Total operating expenses	563,866	440,162	123,704	28%
Income (Loss) from operations	1,531,390	159,852	1,371,538	858%
Income Tax	224,743		224,743
Net income (loss)	1,306,647	159,852	1,146,795	717%

Total product sales increased by $1,535,554 or 239% from $ 642,677 in the three month period ended June 30, 2013 to $2,178,231 in the same period of 2014. The increase was due to increasing referrals by members, mainly in China.

For the three months ended June 30, 2014 and 2013, we had 500 and 236 new members, respectively. As of June 30, 2014 and December 31, 2013, the Company had 13,390 and 12,402 members, respectively. Service revenue increased approximately $35,732 or 182% from approximately $19,591 in the second quarter of 2013 to $55,323 in same period of 2014. The service revenue consists of shipping fees collected and amortization network service fees charged for activating memberships in the prior year. The increase of the service fee was due to shipping fees received from increase of sales.

The cost of sales increased $76,044 or 122% from approximately $62,254 in the second quarter of 2013 to approximately $138,298 in the second quarter of 2014 due to an increase of product sales during the quarter ended June 30, 2014. Gross profit increased from $600,014 in the three months ended June 30, 2013 to $2,095,256 in the same period of 2014. Gross margin percentage increased from 90.60% for the 3 months ended June, 2013 to 93.81% in the same period of 2014. The increase is due to the product packages promoted in 2014 which have higher margin products.

Selling expenses increased from approximately $75,209 in the second quarter of 2013 to $88,378 in the same period in 2014. The increase of $13,169 or 18% is mainly caused by an increase of sales related to shipping expenses and advertisement expenses.

General and administrative expenses increased by $111,991 or 32% from approximately $352,477 in the second quarter of 2013 to $464,468 in same period of 2014. The increase was mainly due to increase of administration personnel costs.

Comparison of the six month period ended June 30, 2014 and 2013

	For the six months ended June 30,
	2014	2013	$ Variance	% Variance
Revenue
Product sales	6,020,900	1,915,307	4,105,593	214%
Service revenue	146,481	52,913	93,568	177%
Total revenues	6,167,381	1,968,220	4,199,161	213%
Cost of sales, net	515,239	210,368	304,871	145%
Gross profit	5,652,142	1,757,852	3,894,290	222%
Operating expenses
Selling expenses	242,173	167,136	75,038	45%
Depreciation expense	23,277	24,303	(1,027)	-4%
General and administrative expenses	948,216	708,647	239,569	34%
Total operating expenses	1,213,666	900,086	313,580	35%
Income (Loss) from operations	4,438,476	857,766	3,580,710	417%
Income Tax	224,743		224,743
Net income (loss)	4,213,733	857,766	3,355,967	391%

Total product sales increased by $4,105,593 or 214% from $1,915,307 in the six month period ended June 30, 2013 to $6,020,900 in the same period of 2014. The increase was due to increasing referrals by members, mainly in China.

For the six months ended June 30, 2014 and 2013, we had 988 and 413 new members, respectively. As of June 30, 2014 and December 31, 2013, the Company had 13393 and 12,402 members, respectively. Service revenue increased approximately $93,568 or 177 % from approximately $52,913 in the first six month period of 2013 to $ 146,481 in same period of 2014. The service revenue consists of shipping fees collected and amortization network service fees charged for activating memberships in the prior year. The increase of the service fee was due to shipping fees received from increase of sales.

The cost of sales increased $304,871 in six months ended June 30, 2014, or 146% from approximately $210,368 in the first six month period of 2013 to approximately $515,239 in the first six month period of 2014 due to an increase of product sales during the quarter ended June 30, 2014. Gross profit increased from $1,757,852 in the six months ended June 30, 2013 to $5,652,142 in the same period of 2014. Gross margin percentage increase from 89.31% for the six months ended June, 2013 to 91.65% in the same period of 2014. The increase is due to the product packages promoted in 2014 which have higher margin products.

Selling expenses increased from approximately $167,136 in the six month period of 2013 to $242,174 in the same period in 2014. The increase of $75,038 or 45% is mainly caused by an increase of sales related shipping expenses and advertisement expenses.

General and administrative expenses increased by $239,569 or 34% from approximately $708,647 in the second quarter of 2013 to $948,216 in same period of 2014. The increase was mainly due to increase of administration personnel costs.

Liquidity and Capital Resources

As of June 30, 2014, we had a cash balance of $5,583,793 and $5,258,236 at December 31, 2013. Inventory increased by approximately 51% to $328,758 as of June 30, 2014 from $217,392 at December 31, 2013. Total assets increased by 10% from $5,906,016 at December 31, 2013 to $6,185,122 at June 30, 2014.

Our current liabilities on June 30, 2014 were $10.9 million, which decreased by 25% from December 31, 2013’s $14.8 million. The decrease was mainly due to cash paid for bonuses earned by customers and sales recognized when products are shipped. Accounts payable and accrued expenses decreased from $2.1 million on December 31, 2013 to $1.1 million as of June 30, 2014. Deferred revenue decreased from $4.8 million on December 31, 2013 to $1.7 million as of June 30, 2014.

Our current ratio increased from 38.54% in December 31, 2013 to 55.2% as of June 30, 2014.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying the following to alleviate the going concern:

●	To increase marketing efforts in new sales territories to generate sales revenues.

●	To secure various financing resources, including but not limiting to, borrowing from major shareholders or, raising funds through a future public offering.

●	To promote new products.

For the six months ended June 30, 2014, cash provided in operating activities amounted to $507,000 as compared to $483,000 used in the same period of 2013. We purchased $21,460 in property and equipment as investing activity in the six months ended June 30, 2013 and $0 in 2014. In the six months ended June 30, 2014, we borrowed from our majority shareholder an aggregate amount of $938 and repaid $166,752. Net cash used in financing activities was $181,695 in the six months ended June 30, 2014, mainly from repayments to our majority shareholder and car loan.

Other than operating expenses, the Company does not have significant cash commitments. Future cash requirements include cash needed for payroll, payroll taxes, rent, and other operating expenses which amounts to approximately $280,000 per month.

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

Our service revenue includes shipping and handling fees and members’ fees. Shipping and handling fee revenue is recognized when products have been delivered. Member fees are charged for members’ on-line account set up, assistance and education on our products. Member fees are deferred and recognized on a straight-line basis over an estimate average membership life of 3 quarters, which is based on historical membership experience. The Company has dropped the requirement for a membership fee since September of 2011.

All the Company sales from other countries are based in US currency. The methods of payments are the same. The Company also has bank accounts in Hong Kong dollars and Canadian dollars into which the customers can wire money.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the Company determined the allowances as of June 30, 2014 and December 31, 2013 are estimated at $0.

In additions to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of June 30, 2014 or 2013.

Basic and Diluted Earnings Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For June 30, 2014, potential dilutive effect on earnings per share reflected Type A and Type B Warrants. Diluted earnings per share were $0.03 comparing to $0.03 basic earnings per share for six month earnings. For June 30, 2013, diluted earnings per share was $0.00, comparing to $0.00 basic earnings per share.

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

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. As an emerging growth company we are also exempt from Section 14A(a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2014, our disclosure controls and procedures are not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2014.

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-World USA Holding, Inc.

Title	Name	Date	Signature

President and CEO	Ding Hua Wang	August 12, 2014	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, CEO, Acting	August 12, 2014
Principal Financial and
Principal Accounting Officer,
Director

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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