Form 10-Q
period 2014-09-30
E-WORLD USA HOLDING,INC
filed 2014-11-14
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

As of November 14, 2014, there were 142,828,993 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

E-WORLD USA HOLDING, INC.
BALANCE SHEETS
As of September 30, 2014 and December 31, 2013
(Unaudited)

	09/30/2014	12/31/2013
ASSETS

Current assets:
Cash and cash equivalents	4,500,878	5,258,236
Accounts receivable, net	71,802	29,221
Inventory, net	320,821	217,392
Prepaid expenses	29,397	210,157
Other receivables	1,041	1,041

Total current assets	4,923,939	5,716,047

Property and equipment, net	144,655	174,348
Deposits and other assets	15,621	15,621

Total Assets	5,084,215	5,906,016

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	1,186,222	2,108,586
Deferred revenue	1,697,129	4,810,611
Due to shareholder	156,010	168,838
Advances from related parties	298,562	298,562
Short term debt	28,613	27,595
Rescission Liability - Type A Warrants	7,165,413	7,167,663
Rescission Liability - Type B Warrants	249,111	249,111

Total current liabilities	10,781,060	14,830,966

Long term debt	53,522	75,111

Total liabilities	10,834,582	14,906,077

Stockholders' deficit

Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 issued and outstanding	142,829	142,829
Additional paid-in capital	3,583,702	3,583,702
Accumulated deficit	(9,476,898)	(12,726,592)

Total shareholders' deficit	(5,750,367)	(9,000,061)

Total liabilities and shareholders' deficit	5,084,215	5,906,016

The accompanying notes are an integral part of these unaudited financial statements

E-WORLD USA HOLDING, INC.
STATEMENTS OF OPERATIONS
For the nine and three months ended September 30, 2014 and 2013
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Revenue
Product sales	226,766	100,407	6,247,666	2,015,714
Service revenue	4,279	29,584	150,760	82,497

Total revenues	231,045	129,991	6,398,426	2,098,211

Cost of sales, net	8,443	125,425	523,682	335,793

Gross profit	222,602	4,566	5,874,744	1,762,418

Operating expenses
Selling expenses	77,987	54,427	320,160	221,563
Depreciation expense	8,244	12,865	31,521	37,168
General and administrative expenses	1,081,499	359,208	2,029,715	1,067,855

Total operating expenses	1,167,730	426,500	2,381,396	1,326,586

Income (Loss) from operations	(945,128)	(421,934)	3,493,348	435,832

Income tax	18,911	11	243,654	11

Net income (loss)	(964,039)	(421,945)	3,249,694	435,821

Net income (loss) per common share - basic	(0.01)	(0.00)	0.02	0.00
Net income (loss) per common share - diluted	(0.01)	(0.00)	0.02	0.00

Weighted average number of common shares outstanding - basic	142,828,993	142,828,993	142,828,993	142,828,993
Weighted average number of common shares outstanding - diluted	142,828,993	142,828,993	168,607,489	168,616,789

The accompanying notes are an integral part of these unaudited financial statements

E-WORLD USA HOLDING, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2014 and 2013
(Unaudited)

	2014	2013

Cash Flows from Operating Activities:
Net income	3,249,694	435,821
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	31,521	37,168
Inventory valuation reserve	25,680	-
(Increase) decrease in assets:
Accounts receivable	(42,581)	(9,369)
Inventory	(129,109)	(116,327)
Prepayments and other current assets	180,760	89,347
Other receivables	-	11,282
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(922,364)	(880,263)
Accounts payable - related party	-	(30,000)
Deferred revenue	(3,113,482)	472,118

Net Cash (Used in) Provided by Operating Activities	(719,881)	9,777

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,828)	(22,352)

Net Cash Used in Investing Activities	(1,828)	(22,352)

Cash Flows from Financing Activities:
Advances from shareholder	167,348	333,963
Payment to shareholder	(180,176)	(110,401)
Advances from related parties	-	130,000
Payment to related parties	-	(337,570)
Principal payments on debt	(20,571)	(19,601)
Warrants redeemed for cash	(2,250)	-

Net Cash Used in Financing Activities	(35,649)	(3,609)

Net Decrease in Cash	(757,358)	(16,184)

Cash, beginning of year	5,258,236	786,575

Cash, end of year	4,500,878	770,391
	-	-
Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	3,396	1,535
Income taxes	8,945	-

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

Note 2 – Going Concern

There is substantial doubt about our ability to continue as a going concern as a result of our negative working capital and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying to alleviate the going concern by:

•	increasing marketing efforts in existing sales territories and identifying new sales territories to generate sales revenues.
•	securing various financing resources, including but not limiting to borrowing from major shareholders, raise funds through future public offering.
•	promoting new products.

Note 3 – Related Party Transactions

From time to time, the major shareholder and CEO of the Company either receives cash proceeds from product or warrant sales from the Company’s members on behalf of the Company, or makes purchases out of his personal bank account on behalf of the Company. Such business transactions would be recorded as due to or from shareholder. During the nine months ended September 30, 2014 and 2013, cash advances from shareholder are $167,348 and $333,963, respectively, and payments to shareholder are $180,176 and $110,401, respectively. As of September 30, 2014 and December 31, 2013, the balance due to shareholder amounted to $156,010 and $168,838, respectively. This balance does not bear interest, is unsecured, and due on demand.

In 2012 and 2011, due to a shortage of cash, the Company borrowed money from certain related parties for operations. The related parties consist of the CEO's immediate family members and relatives. Total amount borrowed in the nine months ended September 30, 2014 and 2013 amounted to $0 and $130,000. During the nine months ended September 30, 2014 and 2013, $0 and $337,570 was repaid. This balance does not bear interest and is unsecured and due on demand. As of September 30, 2014 and December 31, 2013, the Company owed $298,562 and $298,562 to these related parties.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 – Debt

In June 2012, the Company purchased a new vehicle by trading in the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. The amount of the loan was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During the nine months ended September 30, 2014, $23,967 was repaid which include $20,571 of principal and $3,396 of interest. As of September 30, 2014, $28,613 and $53,522 was recorded as short term debt and long term debt, respectively.

Note 5 – Subsequent Event

Purchase Agreement with Prime Nutrisource Inc.

On October 20, 2014 (the “Closing Date”), E-World USA Holding, Inc., a Nevada corporation (the “Company”), completed the acquisition of Prime Nutrisource, Inc., Prime Nutrisource, Inc. (New Jersey) and Nugale Pharmaceutical, Inc., recognized leaders in custom contract manufacturing of nutritional and cosmeceutical products based in Toronto, Canada.

On the Closing Date, the Company and its wholly-owned subsidiary, E-World Canada Holding, Inc., a Canadian corporation (the “Purchaser”), entered into a share purchase agreement (the “Purchase Agreement”) with Guo Yin (Wynn) Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., 2434694 Ontario Inc. (collectively, the “Vendors”), and Prime Nutrisource Inc., an Ontario corporation (“Prime”), Nugale Pharmaceutical Inc., an Ontario corporation (“Nugale”), and Prime Nutrisource Inc. (New Jersey), a New Jersey corporation (“Prime (New Jersey)” and, together with Prime and Nugale, the “Prime Corporations”).

Pursuant to the Purchase Agreement, the Purchaser purchased from the Vendors all of the issued and outstanding shares of capital stock of each of the Prime Corporations for an aggregate purchase price (the “Purchase Price”) of: (i) C$24,780,000, plus (ii) 25,000,000 exchangeable shares of the Purchaser (the “Purchaser Shares”), which are initially exchangeable into 25,000,000 shares of common stock of the Company (the “Company Shares”). In addition, the Purchaser has agreed to issue to the Vendors additional shares of exchangeable stock of the Purchaser following the completion of the Offering (as defined below) so that the Purchaser Shares plus such additional shares of exchangeable stock may be exchanged for an aggregate of 25% of the issued and outstanding shares of common stock of the Company immediately following the completion of the Offering.

The Purchase Price is to be paid by delivery to the Vendors of: (i) C$1,000,000 on the Closing Date; (ii) C$1,000,000 within 60 days following the Closing Date; (iii) a secured promissory note issued by the Purchaser (the “Note”) with a principal amount of C$22,780,000, and (iv) the Purchaser Shares.

The cash portion of the Purchase Price, consisting of C$2,000,000 (the “Deposit”), will be held by the Vendors in a bank account pending the repayment in full of the Note. If the Note is not repaid in full on or prior to its maturity or demand for repayment (upon the occurrence of an event of default pursuant to the terms of the Note), then: (i) 25% of the Deposit will be retained by the Vendors to compensate them for their expenses; (ii) 75% of the Deposit will be returned to the Purchaser (subject to possible setoff for additional expenses); (iii) the Company Shares (to the extent issued) will automatically be forfeited by the Vendors; and (iv) the Purchaser Shares will be cancelled. In such event, the Vendors may also pursue their rights and remedies under the Note and associated Guarantees, Security Agreements and Pledge Agreement (as such terms are defined below).

In addition, upon request of the Purchaser, at any time prior to the Maturity Date (as defined below) of the Note, the Purchaser may elect to cause 2379338 Ontario Inc. to provide a loan to Prime for working capital purposes in the principal amount of up to $1,500,000 at an interest rate of 6% per annum.

On the Closing Date, the Company and the Purchaser also entered into a support agreement pursuant to which, among other things, the Parent agreed to reserve for issuance the Company Shares issuable upon exchange of the Purchaser Shares and treat the holders of the Purchaser Shares in a manner substantially equivalent to a holder of the Company Shares, which shall include, without limitation, equivalent treatment with respect to dividends, stock splits and other stock reclassifications.

As noted above, notwithstanding the closing of the Purchase Agreement, there are certain contingencies in connection with the transaction that may cause the Company Shares (to the extent issued) to automatically be forfeited by the Vendors and the Purchaser Shares to be cancelled.  There is no assurance that these contingencies will be satisfied.

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

The skin care products are bought from another company which developed the products. The sales of the skin care products are through the same method as nutritional supplements.

Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise brands to consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage. There can be no assurance that we will maintain our competitive edge or that we will continue to provide only American-made merchandise.

Our products are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The recent current worldwide recession adversely affected our sales and liquidity but which have rebounded to some extent as the effects of the recession have eased. Although we mitigated decreases in sales by lowering our levels of inventory to preserve cash on hand, it appears that the recession has begun to subside and, to some extent, consumer spending has increased from its prior depressed levels as demonstrated by the fact that total product sales increased by $4,231,952 or 210% from $2,015,714 in the nine month period ended September 30, 2013 to $6,247,666 in the same period of 2014. We believe that this increase may be an indication that the world economy is headed in a more positive direction as it affects the sales of our products. Even though the effects of the recession appear to be mitigating and consumer spending increasing, we are not sure short-term increases in consumer spending will increase demand for and sales of our products, which will affect our liquidity.

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could in the future also lead, to reduced consumer spending, including reduced spending on nutritional and beauty products and other discretionary items, such as our products. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and profits.

Purchase Agreement with Prime Nutrisource Inc.

On October 20, 2014 (the “Closing Date”), E-World USA Holding, Inc., a Nevada corporation (the “Company”), completed the acquisition of Prime Nutrisource, Inc., Prime Nutrisource, Inc. (New Jersey) and Nugale Pharmaceutical, Inc., recognized leaders in custom contract manufacturing of nutritional and cosmeceutical products based in Toronto, Canada.

On the Closing Date, the Company and its wholly-owned subsidiary, E-World Canada Holding, Inc., a Canadian corporation (the “Purchaser”), entered into a share purchase agreement (the “Purchase Agreement”) with Guo Yin (Wynn) Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., 2434694 Ontario Inc. (collectively, the “Vendors”), and Prime Nutrisource Inc., an Ontario corporation (“Prime”), Nugale Pharmaceutical Inc., an Ontario corporation (“Nugale”), and Prime Nutrisource Inc. (New Jersey), a New Jersey corporation (“Prime (New Jersey)” and, together with Prime and Nugale, the “Prime Corporations”).

Pursuant to the Purchase Agreement, the Purchaser purchased from the Vendors all of the issued and outstanding shares of capital stock of each of the Prime Corporations for an aggregate purchase price (the “Purchase Price”) of: (i) C$24,780,000, plus (ii) 25,000,000 exchangeable shares of the Purchaser (the “Purchaser Shares”), which are initially exchangeable into 25,000,000 shares of common stock of the Company (the “Company Shares”). In addition, the Purchaser has agreed to issue to the Vendors additional shares of exchangeable stock of the Purchaser following the completion of the Offering (as defined below) so that the Purchaser Shares plus such additional shares of exchangeable stock may be exchanged for an aggregate of 25% of the issued and outstanding shares of common stock of the Company immediately following the completion of the Offering.

The Purchase Price is to be paid by delivery to the Vendors of: (i) C$1,000,000 on the Closing Date; (ii) C$1,000,000 within 60 days following the Closing Date; (iii) a secured promissory note issued by the Purchaser (the “Note”) with a principal amount of C$22,780,000, and (iv) the Purchaser Shares.

The cash portion of the Purchase Price, consisting of C$2,000,000 (the “Deposit”), will be held by the Vendors in a bank account pending the repayment in full of the Note. If the Note is not repaid in full on or prior to its maturity or demand for repayment (upon the occurrence of an event of default pursuant to the terms of the Note), then: (i) 25% of the Deposit will be retained by the Vendors to compensate them for their expenses; (ii) 75% of the Deposit will be returned to the Purchaser (subject to possible setoff for additional expenses); (iii) the Company Shares (to the extent issued) will automatically be forfeited by the Vendors; and (iv) the Purchaser Shares will be cancelled. In such event, the Vendors may also pursue their rights and remedies under the Note and associated Guarantees, Security Agreements and Pledge Agreement (as such terms are defined below).

In addition, upon request of the Purchaser, at any time prior to the Maturity Date (as defined below) of the Note, the Purchaser may elect to cause 2379338 Ontario Inc. to provide a loan to Prime for working capital purposes in the principal amount of up to $1,500,000 at an interest rate of 6% per annum.

On the Closing Date, the Company and the Purchaser also entered into a support agreement pursuant to which, among other things, the Parent agreed to reserve for issuance the Company Shares issuable upon exchange of the Purchaser Shares and treat the holders of the Purchaser Shares in a manner substantially equivalent to a holder of the Company Shares, which shall include, without limitation, equivalent treatment with respect to dividends, stock splits and other stock reclassifications.

As noted above, notwithstanding the closing of the Purchase Agreement, there are certain contingencies in connection with the transaction that may cause the Company Shares (to the extent issued) to automatically be forfeited by the Vendors and the Purchaser Shares to be cancelled.  There is no assurance that these contingencies will be satisfied.

Result of Operations

Comparison of the third quarter ended September 30, 2014 and 2013

	For the three months
	ended September 30,
	2014	2013	$Variance	%Variance

Revenue
Product sales	226,766	100,407	126,359	126%
Service revenue	4,279	29,584	(25,305)	-86%
Total revenues	231,045	129,991	101,054	78%
Cost of sales, net	8,443	125,425	(116,982)	-93%
Gross profit	222,602	4,566	218,036	4775%
Operating expenses
Selling expenses	77,987	54,427	23,560	43%
Depreciation expense	8,244	12,865	(4,621)	-36%
General and administrative expenses	1,081,499	359,208	722,291	201%
Total operating expenses	1,167,730	426,500	741,230	174%
Income (Loss) from operations	(945,128)	(421,934)	(523,194)	124%
Income Tax	18,911	11	18,900	171818%
Net income (loss)	(964,039)	(421,945)	(542,094)	128%

Total product sales increased by $126,359 or 126% from $100,407 in the three month period ended September 30, 2013 to $226,766 in the same period of 2014. The increase was due to a temporary hold on bonus payouts during the quarter. Bonus expense incurred decreases net sales. A temporary stop on bonuses increases net sales. During the third quarter of 2014, the Company considered restructuring the marketing bonus plan and who would administer the plan. During this period the company placed a temporarily suspension on awards under the marketing bonus plan to reconcile the records of the plan. However, the Company decided to make no changes, and the marketing bonus plan and plan awards resumed in October 2014.

For the three months ended September 30, 2014 and 2013, we had 6 and 414 new members, respectively. As of September 30, 2014 and December 31, 2013, the Company had 13,396 and 12,402 members, respectively. Service revenue decreased approximately $25,305 or 86% from approximately $29,584 in the third quarter of 2013 to $4,279 in same period of 2014. The service revenue consists of shipping fees collected and amortization network service fees charged for activating memberships in the prior year. The decrease of the service fee was due to a decrease in shipping fees received that resulted from a decrease of sales shipments. Sales increased due to the elimination of bonus payments for the third quarter of 2014 from the $1,228,213 in bonus payments made in the third quarter of 2013.

The cost of sales decreased $116,982 or 93% from approximately $125,425 in the third quarter of 2013 to approximately $8,443 in the third quarter of 2014 due to a slower season in the third quarter of 2014 compared to the same period for 2013. Gross profit increased from $4,566 in the three months ended September 30, 2013 to $222,602 in the same period of 2014. Gross margin percentage increased from 4% for the three months ended September, 2013 to 96% in the same period of 2014. The increase is due to a temporary suspension of marketing bonus payments. Sales made in the third quarter of 2014 did not incur any bonus expense, which increased gross margin percentage in the third quarter of 2014. Selling expenses increased from approximated $54,427 in the third quarter of 2013 to $77,987 in the same period in 2014. The increase of $23,560 or 43% mainly is caused by an increase of advertisement and promotion expenses.

General and administrative expenses increased by $722,291 or 201% from approximately $359,208 in the third quarter of 2013 to $1,081,499 in the same period of 2014. The increase was mainly due to increase of administrative personnel costs from $196,107 in in the third quarter of 2013 to $333,411 in the same period of 2014 and exchange loss incurred from sales in foreign currency. We had exchange gain of $27,603 for the three months ended September 30, 2013 and exchange loss of $471,001 for the same period in 2014.

Comparison of the nine months period ended September 30, 2014 and 2013

	For the nine months
	ended September 30,
	2014	2013	$Variance	%Variance

Revenue
Product sales	6,247,666	2,015,714	4,231,952	210%
Service revenue	150,760	82,497	68,263	83%
Total revenues	6,398,426	2,098,211	4,300,215	205%
Cost of sales, net	523,682	335,793	187,889	56%
Gross profit	5,874,744	1,762,418	4,112,326	233%
Operating expenses
Selling expenses	320,160	221,563	98,597	45%
Depreciation expense	31,521	37,168	(5,647)	-15%
General and administrative expenses	2,029,715	1,067,855	961,860	90%
Total operating expenses	2,381,396	1,326,586	1,054,810	80%
Income (Loss) from operations	3,493,348	435,832	3,057,516	702%
Income Tax	243,654	11	243,643	2214936%
Net income (loss)	3,249,694	435,821	2,813,873	646%

Total product sales increased by $4,231,952 or 210% from $2,015,714 in the nine month period ended September 30, 2013 to $6,247,666 in the same period of 2014. The increase was due to decreasing sales discounts and rebates to members, mainly in China, from $401,544 in the first 3 quarters of 2013 to $128,871 in the same period of 2014 primarily due to the suspension of the bonus program in the third quarter as described above. Another cause of increase was related to large sales incurred in 2013's last quarter, of which some were mailed in 2014, increasing sales in 2014.

For the nine months ended September 30, 2014 and 2013, we had 994 and 839 new members, respectively. As of September 30, 2014 and December 31, 2013, the Company had 13,396 and 12,402 members, respectively. Service revenue increased approximately $68,263 or 83% from approximately $82,497 in the nine month period ended September 30, 2013 to $150,760 in the same period of 2014. The service revenue consists of shipping fees collected and amortization network service fees charged for activating memberships in the prior year. The increase of the service fee was due to shipping fees received from an increase of sales.

The cost of sales increased $187,889 in the nine months ended September 30, 2014, or 56% from approximately $335,793 in the nine month period ended September 30, 2013, to approximately $523,682 due to an increase of product sales during the three quarters ended September 30, 2014. Gross profit increased from $1,762,418 in the nine months ended September 30, 2013 to $5,874,744 in the same period of 2014. Gross margin percentage increased from 84.00% for the nine months ended September 30, 2013 to 91.82% in the same period of 2014. The increase is due to a temporary hold on marketing plan described above. Sales made in the three month period ended September 30, 2014 did not incur bonus expense, which decreased sales and increased gross margin percentage in the nine month period ended September 30, 2014.

Selling expenses increased from approximately $221,563 in the nine months ended September 30, 2013 to $320,160 in the same period in 2014. The increase of $98,597 or 45% is mainly caused by increase of sales related shipping expenses and advertisement expenses.

General and administrative expenses increased by $961,860 or 90% from approximately $1,067,855 in the third quarter of 2013 to $2,029,715 in the same period of 2014. The increase was mainly due to an increase of administrative personnel costs, from $569,342 in the first three quarters of 2013 to $891,099 in the same period of 2014 and exchange loss incurred from sales in foreign currency. We had exchange gain of $86,473 for the nine months ended September 30, 2013 and exchange loss of $446,216 for the same period in 2014..

Liquidity and Capital Resources

As of September, 2014, we had a cash balance of $4,500,878 and $5,258,236 at December 31, 2013. Inventory increased by approximately 48% to $320,821 as of September 30, 2014 from $217,392 at December 31, 2013 as we purchased inventory near beginning of the year in preparation of the sales before sales slowed down, leaving an inventory balance in the warehouse. The inventory is still being sold. Most products have expiration dates within 3 years. Total assets decreased by 14% from $5,906,016 at December 31, 2013 to $5,084,215 September 30, 2014.

Our current liabilities on September 30, 2014 were $10.7 million, which decreased by 27% from December 31, 2013’s $14.8 million. The decrease was mainly due to cash paid for bonuses earned by customers and sales recognized when products are shipped. Accounts payable and accrued expenses decreased from $2.1 million on December 31, 2013 to $1.1 million as of September 30, 2014. Deferred revenue decreased from $4.8 million on December 31, 2013 to $1.6 million as of September 30, 2014.

Our current ratio increased from 38.54% in December 31, 2013 to 45.67% as of September 30, 2014.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of negative working capital, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying the following to alleviate the going concern issue:

•	To increase marketing efforts in new sales territories to generate sales revenues.

•	To secure various financing resources, including but not limiting to borrowing from major shareholders or, raising funds through a future public offering.

•	To promote new products.

There is no assurance that any or all of these activities will be successful. For the nine months ended September 30, 2014, cash used in operating activities amounted to $719,881 as compared to $9,777 in the same period of 2013. We purchased $22,352 in property and equipment as investment activity in the nine months ended September 30, 2013 compared to $1,828 in the same period of 2014.

Neither management nor any major or other shareholder is obligated to loan us funds. At September 30, 2014, a loan from our majority shareholder in the amount $156,010 was outstanding. There is no formal agreement on the loan, and it is due on demand. In the nine months ended September 30, 2014, we borrowed from our majority shareholder an aggregate amount of $167,348 and repaid $180,176. Net cash used in financing activities was $35,649 in the nine months ended September 30, 2014, mainly from repayments to our majority shareholder and car loan.

Other than operating expenses, the Company has a cash commitment for the acquisition of Prime Nutrisource Inc. Future cash requirements include cash needed for payroll, payroll taxes, rent, and other operating expenses that amount to approximately $280,000 per month.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. All sales are generated from the U.S., and substantially all sales proceeds are settled in U.S. dollars. Beside certain operation expenses incurred for its international sales offices, the Company does not have significant foreign currency exposure.

Critical Accounting Policies

Inventory

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of nutritional supplements and skin-care products. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. The Company records inventory write-downs when costs exceed expected net realizable value based on the reviews. The inventories’ shelf lives are approximately 3 quarters.

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

Our service revenue includes shipping and handling fees and members’ fees. Shipping and handling fee revenue is recognized when products have been delivered. Member fees are charged for members’ on-line account set up, assistance and education on our products. Member fees are deferred and recognized on a straight-line basis over an estimated average membership life of three quarters, which is based on historical membership experience. The Company has dropped the requirement for a member fee since September of 2011.

All the Company sales from other countries are based in US currency. The methods of payments are the same. The Company also has bank accounts in Hong Kong dollars and Canadian dollars into which the customers can wire money.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the Company determined the allowance as of September 30, 2014 and December 31, 2013 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs, less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of September 30, 2014 or 2013.

Basic and Diluted Earnings Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the nine months ended September 30, 2014, the potential dilutive effect on earnings per share reflected Type A and Type B Warrants. Diluted earnings per share were $0.02 compared to $0.02 basic earnings per share through September 30, 2014. For the three months ended September 30, 2013, diluted earnings per share was $(0.01), compared to $(0.01) basic earnings per share.

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

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto’.

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

2014	$126,567
2015
2016

Total	$126,567

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2014, our disclosure controls and procedures are not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2014.

(b) Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

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

E-World USA Holding, Inc.

November 14, 2014	By:	/s/ Ding Hua Wang
Ding Hua Wang
President and CEO

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

November 14, 2014	By:	/s/ Ding Hua Wang
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

