Form 10-K
period 2014-12-31
E-WORLD USA HOLDING,INC
filed 2016-10-04
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-151200

E-World USA Holding, Inc.

(Exact name of registrant as specified in its charter)

Nevada	5122	45-289-8504
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)

9550 Flair Dr., Suite 308 El Monte CA	91731
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (626) 448-3737

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Common stock, par value $0. 001 per share

(Title of class)

_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of June 30, 2014 was approximately $1,201,568 (based on 100,130,670 shares of common stock outstanding held by non-affiliates on such date, $0.12 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2014 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 142,828,993 shares as of September 25, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make, may include or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that E-World USA Holding, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “E-World”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner.

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

PART I

NOTICE TO INVESTORS:

PLEASE READ BEFORE EXAMINING THE REMAINDER OF THIS FORM 10-K.

If E-World’s new method of marketing in China, called the Affiliate Marketing Program, is considered by Chinese government authorities to violate the laws of the People’s Republic of China, the Company could suffer damages similar to, or harsher than, those which resulted from actions taken by the Chinese government in connection with the Company’s previous, now-discontinued Direct Sales Associate, or DSA, sales method, which could lead to a significant decline in revenues as well as the loss of all or a significant amount of the value of your investment.

As noted in “Legal Proceedings” below, the Company suffered significant financial hardship as a result of the Chinese government’s action against E-World’s sales activities under its previous DSA marketing program, now discontinued, which the government alleged violated Chinese law. These hardships include the loss of $3,643,000 in cash that is the property of the Company that is now held in bank accounts in the People’s Republic of China and, to a material extent, a decrease in E-World’s annual revenue from $6,833,768 for the fiscal year ended December 31, 2014 to $367,393 (unaudited) for the fiscal year ended December 31, 2015.

The Chinese legal provisions governing the type of sales activities currently used by E-World, referred to as the Affiliate Marketing Program, or AMP (“AMP”), are called Regulations on Prohibition of Chuanxiao (2005) [“Anti Chuanxiao Regulations”]. As described in "Description of Business – Marketing: The Affiliate Marketing Program” below, the law gives regulatory authorities wide discretion in applying the Anti-Chuanxio Regulations to sales activities, such as the AMP used by the Company in China.

There is significant risk that the Chinese regulatory authorities can find the AMP illegal under relevant Chinese law for the following reasons:

•	Under the Affiliate Marketing Program, the activities of the Company or the Affiliate Members may be regarded as Chuanxiao activities prohibited by the Anti-Chuanxiao Regulations.

•	The fact that the Company was regarded as a Chuanxiao organization by the local authorities of Zhushan county, Hubei, China, and that a number of the Company’s products were identified to have been used in the previous Chuanxiao activities also adds to the risk that the Company and the Affiliate Members may be regarded as engaging in Chuanxiao activities under the AMP.

•	The activities of the Company and/or the Affiliate Members may be regarded as a breach of the Food Safety Law (2015) (“Food Safety Law”) and other applicable laws, if the health care products and other products of the Company imported into China do not meet relevant legal requirements, or if the Affiliate Members fail to comply with relevant legal requirements in relation to the advertising of these products in China.

•	The Affiliate Members’ marketing activities may be regarded as a breach of the Regulations on Administration of Direct Sales (2005) (“Direct Sales Regulations”) because the Company is not licensed to engage in the direct sales business in China.

Notwithstanding the past history of being found in violation of Chinese law for its selling methods and the significant adverse consequences described above, the Company has chosen to continue to utilize the AMP.

INVESTORS ARE URGED TO USE EXTREME CAUTION IN CONNECTION WITH ANY EXISTING OR POTENTIAL INVESTMENT IN THE COMPANY BECAUSE OF THE RISKS CITED ABOVE.

Item 1. Description of Business

Introduction

Our Company is a provider of Health and Nutritional supplements and Personal Care products currently sold on the Internet. In June 2014, we suspended our prior sales model which involved sales of our products through another website by means of a network of Direct Sales Associates, or “DSA’s”. In response to the legal action taken by the Chinese authorities that resulted in freezing approximately $3,643,000 of funds held in a Chinese account, since June 2014, we have mainly sold our products over the Internet directly to end-user customers, and sales have decreased in a material amount due to the elimination of the use of DSA’s.

We currently do not use the DSA model in any country, and we cannot predict when, if ever, we will recommence using this model. To date, sales through our website www.dailynu.com, and our Affiliate Marketing Program (launched in March 2016) have not generated a significant volume of sales, and no assurance can be provided that sales will improve in the near term or long term.

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

On October 20, 2014, we established a wholly owned subsidiary, E-World Canada Holding, Inc., for the purpose of acquiring a Company in Canada. Also, on October 24, 2014, we entered into a Share Purchase Agreement for the purchase of the outstanding shares of Prime Nutrisource Inc., Nugale Pharmaceutical Inc., and Prime Nutrisource Inc. (New Jersey), in consideration of CAD$2,000,000, the equivalent of $1,766,071, the issuance of a promissory note in the principal amount of CAD$22,780,000, the equivalent of $20,184,902, and the issuance of 25,000,000 exchangeable shares of the Company. In addition, we have agreed to issue to the previous owner of Prime additional shares of exchangeable stock of the Purchaser following the completion of the Offering so that the 25,000,000 exchangeable shares plus such additional shares of exchangeable stock could be exchanged for an aggregate of 25% of the issued and outstanding shares of common stock of our Company immediately following the completion of the Offering.

On April 21, 2015, we terminated our purchase of the Prime Corporations, and entered into a Termination and Release Agreement with the Prime Corporations, the former owners of the Prime Corporations, Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc., and our subsidiary E-World Canada Holding, Inc.. Upon termination of the agreement:

•	Prime subsequently returned CAD$1,500,000 of the CAD$2,000,000 cash portion of the purchase, equivalent to $1,247,920. The 25,000,000 exchangeable shares the Company subsequently were returned to the Company along with the additional contingent consideration of the exchangeable stock for an aggregate of 25% of the issued and outstanding shares of common stock of the Company immediately following the completion of the Offering.

•	The promissory note in the principal amount of CAD$22,780,000, the equivalent of $20,201,304, was cancelled.

As a result of the above transaction, total assets of approximately $28.2 million and total liabilities of $4.5 million of Prime Corporation were classified as held for sale in our December 31, 2014 consolidated balance sheet, and total net income of $0.6 million was recognized as net income from discontinued operations in our consolidated statements of operations and other comprehensive income (loss) for the year ended December 31, 2014.

Products

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products over the Internet directly to end-user customers. We are now focusing on selling Health and Nutritional supplements and Personal Care products directly on the Internet through our website, www.dailynu.com. As of the date of filing of this Report, the Company continues to market its six individual nutritional supplement products and three skin-care products on this website. We also sell similar products of third parties on the site. See "Notice to Investors," above.

Company Products

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

The nutritional supplements do not have intellectual property protection for the formulas. Nutritional products consisted of 81% and 79% of total sales for the years ended December 31, 2014 and 2013, respectively. Currently, approximately one percent of the Company’s sales are not processed through the Company’s web site.

Our skin-care products were developed, and formulas are owned by, another company from which we purchased the rebranding right. These products focus on restoring epidermal calcium. The products are intended to provide a positive epidermal environment for the homeostasis and regeneration of a person’s own skin barrier. The products were first introduced in 2010 and consisted of 19% and 21% of the 2014 and 2013 annual sales, respectively.

Both types of products were previously sold to persons we called members under our currently discontinued model and are now sold directly to end-user customers from our new website and through our Affiliate Marketing Program. See further discussion in the section "Marketing The Affiliate Marketing Program."

Other Products

We sell health and nutrition products manufactured by third parties that are already being sold by third party vendors. E-World has obtained permission from the third party vendors to resell the products on our www.dailynu.com website on a purchase order basis.

Sales breakdown

	2014	2013

Nutritional products	81%	79%

Skin-care products	19%	21%

Currently, the Company does not have plans to expand its business beyond the nutritional supplement and cosmetic sectors, although the Company is now selling products of third party vendors, Less than 1% of our sales in 2014 came from the sale of products of third parties.

Nutritional Supplements and Price per Bottle/Package

•	Longevity - $140.00
•	E-Liver Energy - $88.00
•	Cell Power - $88.00
•	OPC Spa - $73.00
•	Heart Power - $73.00
•	O2 Cell Power - $45.00

Skin-care and Price per Bottle/Package

•	Revitalizing Toner (2 bottles) - $280.00
•	Regenerative Cream - $280.00
•	Skin Barrier Therapy Lotion - $200.00

Other Products

Products of third party vendors are sold at retail prices similar to those for which the products are being sold by other merchants.

Return and Refund Policy for Our Products

E-World USA guarantees the quality of its products, and will exchange any product found to be defective. Customers can apply for a refund in the full amount of purchased products within 60 days of purchase and receive a 90% refund on the purchased products. When products are returned, they must be unopened and resalable. All shipping fees for product exchanges or returns must be fully paid by customers. E-World will not be responsible for any shipping costs. All of the returned products must not be damaged and be within the validity period specified on the product label. Products not manufactured by E-World have a 60 day return period for exchange, but without the 90% refund policy for the products. In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications.

Marketing: The Affiliate Marketing Program

The Company has alerted investors and others reading this Report about risks related to its Affiliate Marketing Program. See "Notice to Investors," above.

A more complete description of how the AMP operates is as follows:

•	The Company’s website (Dailynu.com) is an online shopping store, and everyone in China can purchase the products from this website by credit card;
•	The Affiliate Marketing Program is a performance-based marketing program in which the Company rewards one or more affiliates (the “Affiliate Members”) for each successful customer purchase brought by the Affiliate Members’ own marketing efforts;
•	The Company provides the Affiliate Members with a URL (or coupon or advertising banner) which can be shared by the Affiliate Members to anywhere they like to post. If anyone purchases the products from this link, the Company will pay commissions to the relevant Affiliate Members based on the revenue generated from their links;
•	The Affiliate Members are not employees of the Company;
•	The Company does not track any customer from the Affiliate Members. Even the Affiliate Members themselves do not know who will purchase the products from the link;
•	Currently, the Company has two options for the commission rewards. One is earning 70% commission if an Affiliate Member achieves the total sales amount over $10,000 per month; the other one is a basic one where every Affiliate Member can receive 20% of the monthly sales amount generated from their affiliate link;
•	The commission rewards are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash; and

Cost-Per-Sale (CPS) affiliate marketing

Based on the description of the Company, the Affiliate Marketing Program appears on its face to be the “Cost-Per-Sale” (CPS) marketing method, a popular internet-based marketing method used by e-commerce companies in China. Under the CPS affiliate marketing method, the cost of advertising is determined by the revenue generated as a result of the advertisement itself.

Relevant Chinese Law

The Company’s understanding of Chinese law relevant to current AMP activities is as follows:

“Multi-level marketing” (“MLM”) or “pyramid marketing” is not a legal term used under PRC law. However, it is commonly understood as a marketing strategy or salesforce structure in which the sales force is compensated not only for sales they generate, but also for the sales of the other salespeople that they recruit. In this sense, MLM is generally prohibited by the Regulations on Prohibition of Chuanxiao (2005) (“Anti-Chuanxiao Regulations”).

Anti-Chuanxiao Regulations use the simplified Chinese term “ ” (mandarin pinyin: “chuán xiāo”) (“Chuanxiao”) to cover those prohibited fraudulent sales and marketing activities. According to the Anti-Chuanxiao Regulations:

•	Article 2 The term "Chuanxiao" in these Regulations means the activities conducted by an organizer or operator who recruits members to gain illegal benefits through such means as calculating and paying to the recruited members remuneration on the basis of the number of members they directly or indirectly recruit or the quantity of sales such members achieve, or requiring the recruited members to pay a certain amount of fees as the condition to obtain membership qualification, thereby disrupting the economic order and impairing social stability.

•	Article 7 The following activities are Chuanxiao activities:

1)	The organizer or operator recruits members, requires the recruited to recruit other persons into the organization, calculates and pays to the recruited members remuneration (including material awards and other financial benefits, the same below) on the basis of the number of the members they directly or indirectly recruit progressively, and thus gains illegal benefits;

2)	The organizer or operator recruits members, requires the recruited member to pay fees or to do so in disguised form by purchasing commodities in order to obtain the membership qualification or the qualification for recruiting other members, and thus gains illegal benefits; and

3)	The organizer or operator recruits members, requires the recruited member to recruit other persons for forming an upline-and-downline relationship, calculates and pays remuneration to the upline on the basis of the sales achieved by the downline, and thus gains illegal benefits.

According to the above provisions, Anti-Chuanxiao Regulations not only prohibit MLM but also one-level marketing, if the one-level marketing resembles the pattern described in paragraph 2) above.

Neither “affiliate marketing” nor CPS is a legal term under PRC law. PRC law, including the Anti-Chuanxiao Regulations, does not classify CPS or this type of marketing method as an illegal marketing activity. Thus it appears that CPS is a neutral internet based marketing tool, and that the legality of the Affiliate Marketing Program largely depends on if it is used for illegal purposes or associated with illegal activities.

Potential legal risks in relation to the Affiliate Marketing Program and the activities of the Company and Affiliate Members

•	If the Affiliate Marketing Program is misused, the activities of the Company or the Affiliate Members may be regarded as Chuanxiao activities prohibited by the Anti-Chuanxiao Regulations.

Based on the Company’s description of the Affiliate Marketing Program, it appears that the Affiliate Members do not need to pay the Company to join the Affiliate Marketing Program. However, the high percentage commission, especially the 70% commission, may lead to a scenario where the Affiliate Members choose to, or are guided to buy the Company’s products by themselves, with a hope they could earn both a) the high percentage commission under the Affiliate Marketing Program; and b) the profit by selling the products they bought from the Company to third parties. If the Company fails to pay the commission or deliver the products to the Affiliate Members, or if the products delivered are deemed to be illegal or worth significantly less, or if the products are deemed to be a disguise of fraudulent activities, the Affiliate Marketing Program may attract disputes from the Affiliate Members and the Company may be regarded as engaging in Chuanxiao activities according to paragraph 2) of Article 7 of the Anti-Chuanxiao Regulations, which provides “(it is a Chuanxiao activity if) the organizer or operator recruits members, requires the recruited to pay fees or to do so in disguised form by purchasing commodities in order to obtain the membership qualification or the qualification for recruiting other members, and thus gains illegal benefits”. Note under this provision a Chuanxiao activity does not necessarily need to be a multi-level structure and it can be a one-level structure between the Company and the Affiliate Members.

Given the high percentage commission of the Affiliate Marketing Program, the Affiliate Members may choose to develop a MLM structure in China by themselves and such activities will fall under the prohibited Chuanxiao activities under the Anti-Chuanxiao Regulations.

In addition, the fact that the Company was regarded as a Chuanxiao organization by the local authorities of Zhushan county, Hubei, China, and that a number of the Company’s products were identified to have been used in the previous Chuanxiao activities also adds to the risk that the Company and the Affiliate Members may be regarded as engaging in Chuanxiao activities under the Affiliate Marketing Program.

9

•

The activities of the Company and/or the Affiliate Members may be regarded as a breach of the Food Safety Law (2015) (“Food Safety Law”) and other applicable laws, if the health care products and other products of the Company imported into China do not meet relevant legal requirements, or if the Affiliate Members fail to comply with relevant legal requirements in relation to the advertising of these products in China.

The Company sells, among other things, health care food to customers in China. Health care food is specially regulated under PRC law and imported health care [food] also needs to meet relevant legal requirements. For example, the Food Safety Law provides that imported health care food is subject to the government’s approval or registration before it can be imported into China; imported food, food additives or food-related products shall meet the national food safety standards of China; imported food and food additives shall pass the testing by the entry-exit inspection and quarantine authorities; the labeling of health care food shall not involve disease prevention and treatment function; and advertising of health care food shall not contain any false information or involve information on disease prevention and treatment functions.

The Company also sells cosmetics products to Chinese customers. Imported cosmetics products are also subject to approval/registration requirements and the advertising of cosmetics products also must comply with relevant legal requirements.

If any of the Company’s products are regarded as medicine by the PRC authorities, then such products will be subject to stricter legal requirements on its importation, distribution and advertising in China. If any of the PRC legal requirements applicable to the Company’s products are breached, the activities of the Company and/or the Affiliate Members may be regarded as illegal activities, and the products as well as the advertising of the same may be banned in China.

•

The Affiliate Members’ marketing activities may be regarded as a breach of the Regulations on Administration of Direct Sales (2005) (“Direct Sales Regulations”) because the Company is not licensed to engage in direct sales business in China.

Under the Direct Sales Regulations, only licensed direct sales enterprises can hire direct salespersons to engage in direct sales activities in China. Activities of direct salespersons which are not hired by a licensed direct sales enterprise will be regarded as illegal activities.

The term "direct sales" in the Direct Sales Regulations means the method of distribution whereby a direct salesperson recruited by a direct sales enterprise promotes its product, outside any fixed place of business, directly to an ultimate consumer.

While one may argue that the Company only engages in online e-commerce activities from outside China and not direct sales activities in China, the above definition of “direct sales” is broad enough to also capture the Affiliate Marketing Program, under which the Affiliate Members promote the Company’s products directly to the Chinese end customers and such marketing would most likely happen in China, away from the United States where the Company’s place of business is located. In theory the Affiliate Members’ marketing activities may be regarded as direct sales activities. As the Company does not hold a license to operate direct sales business in China, such marketing activities of the Affiliate Members may be regarded as unlicensed illegal direct sales activities.

Affiliate Members do not know who will purchase the products from the link assigned to an Affiliate Member. Thus, one may argue that there is no direct sales relationship between the Affiliate Member and the customer and that the Affiliate Members’ marketing activities should not be regarded as direct sales activities. However, the definition of “direct sales” activities under the Direct Sales Regulations is broad enough to also cover online purchases by a customer, even if he does not know the relevant Affiliate Member. In addition, as the Affiliate Members also organize free seminars to attract potential customers, a direct sales relationship may be regarded to exist in this scenario. Further, because of the high percentage commissions, the Affiliate Members may have the motive to market the Company’s products to anyone he knows. The direct sales relationship may also be regarded to exist in this scenario.

Further, as the Company is not registered in China and not eligible to apply for or hold the licenses and approvals needed to engage in e-commerce activities in China, if the Affiliate Members are accused of engaging in direct sales activities, they have no defense that they are promoting an e-commerce company recognized by the PRC.

Sourcing and Production

Our Products

In order to maintain high product quality, we anticipated that we would manufacture our products upon successful completion of our acquisition of Prime. As we terminated such acquisition in April 20, 2015, we currently do not manufacture and do not intend in the future to manufacture any of the products we sell. Instead, we acquire our ingredients from the suppliers and contract for production of our proprietary products from the manufacturers that we believe are reliable, reputable and deliver high quality materials, products and service. In 2014, two suppliers, SUSS Technology Corp and Maxsun Industries, Inc., accounted for approximately 74.2% of our purchases. In 2013, one supplier, SUSS Technology Corp., accounted for approximately 52% of our purchases. The loss of one or more suppliers could result in a potential loss of our sales and revenues if we cannot find a substitute.

The Company does not have a written or contractual agreement with SUSS Technology Corp. or any of our other suppliers, or manufacturers. Our product ingredient sourcing and other manufacturing requirements are conducted on a purchase-order basis. If one or more of our current suppliers stopped selling us ingredients and/or if one or more of our current manufacturers stopped manufacturing our products, we would be forced to find other suppliers and manufacturers. The time needed to find other suppliers or manufactures could outlast the inventory on hand and result in loss of sales.

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

Our Skin-care products are developed by another company which owns the intellectual property for those products. We purchased the rebranding right from them to sell these products under our names. Currently we only have one supplier for our skin-care products, and the specific product is solely owned by this supplier. If the supplier were to discontinue this product, we would need to find a substitute supplier for a similar product. We have not identified any substitute supplier or substitute product.

For nutritional products, we purchase our ingredients from third parties and contract with a third party manufacturer for further processing the material into final products to be sold. We do not own a manufacturing plant for processing of our products. We only provide self-developed formulas to be manufactured. Our company is able to obtain the ingredients necessary for production of our nutritional supplements. Our skin-care products are produced by our supplier, and we are unable to obtain the intellectual property rights to produce such products.

We also maintain a good relationship with our manufacturers and do not anticipate that any of our manufacturers will terminate our relationship in the near term. In the event we become unable have our products manufactured by our major manufacturers, we believe that we would be able to reallocate production to our other manufacturers or locate other manufacturers without great difficulty or significant increases to our cost of goods sold.

Other Products

We currently acquire other products we sell from third party vendors on a wholesale basis and then resell them on our website. We acquire most of these products on a purchase order basis. A small amount of products is purchased and stored in our warehouse. Less than 1% of our sales in 2014 came from these products.

Order Backlog

We have no current order backlog.

Industry Analysis

The nutrition industry includes many small and medium sized companies that manufacture and distribute products generally intended to enhance the body’s performance and wellness. The four major product categories within the nutrition industry are:

•	Nutritional Supplements – products such as vitamins, minerals, nutritional supplements, herbs and botanicals and compounds derived from these substances.

•	Natural and Organic Foods – products such as cereals, milk, non-diary beverages and frozen entrees.

•	Functional Foods – products with added ingredients or fortification specifically for health or performance purposes.

•	Skin-care – products combining nutrition with skin care.

The nutritional supplement market is characterized by:

•	Large selections of essentially similar products that are difficult to differentiate.

•	Retail consumers’ emphasis on value pricing.

•	Constantly changing formulations based on evolving scientific research.

•	Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements and ready access to large distribution channels, such as the Internet and retail stores selling nutritional supplements and other direct marketing companies.

•	A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate and form.

Marketing Plan

The Company promotes its products through its website and newspaper advertisements. During the early stages of implementation of the website, the Company offered coupon codes for certain products to generate sales and website traffic but has since discontinued this practice.

The following chart sets forth the percentage of sales by country for 2013 and 2014:

	2014	2013
Singapore	0.3%	1.0%
China	99.0%	98.3%
Others	0.7%	0.7%

Since June 2014, we have mainly sold our products over the Internet directly to end-user customers through our web site, www.dailynu.com. In March 2016, we launched an Affiliate Marketing Program. See Marketing: The Affiliate Marketing Program in the aforementioned section above.

In addition, we believe e-commerce for online ordering is becoming popular and that consumers have become more confident in ordering products, like ours, over the Internet. However, the nutritional supplement and skin care product e-business markets have been, and continue to be, increasingly competitive and are rapidly evolving.

Competition

The market for nutritional products is large and intensely competitive. The Company competes directly with companies that manufacture and market nutritional products. The Company competes with other companies in the nutritional products industry by emphasizing the uniqueness, value and premium quality of the Company's products and convenience of the Company's Internet sales system. Many of the Company's competitors have much greater name recognition and financial resources than the Company. In addition, nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through the Internet, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

Intellectual Property

We have no registered or patented intellectual property. We have common law ownership rights for the formulations for five of our six non-cosmetic products. We do not have registered trademarks, trade names or other governmentally approved intellectual property rights for those products.

The three types of cosmetics products have formulation patents owned by our supplier of these products, Genepharm Inc., who manufactures these products and packs them with E-World USA designed packaging under an oral agreement with us. The formulation of O2 Cell Power product is owned by Oxygen America, Inc., who manufactures this product and packs it with E-World USA designed packaging under an oral agreement with us. We are authorized by these suppliers under oral agreements to sell these products worldwide under our brand name without infringing any rights of Genepharm or Oxygen America, Inc.

Research and Development

We are not currently conducting any research and development activities.

Government Regulation

Given uncertainties as to full compliance with network marketing laws in foreign jurisdictions, in 2014, the Company discontinued sales through the network marketing model and began selling directly to end-user customers from its new website. See "Notice to Investors," above.

We are no longer subject to network marketing regulations. Nonetheless, we are still subject to federal, state, local and foreign regulations. Various governmental agencies have an impact on our business. The regulations cover product ingredients, manufacturing, distribution, marketing, sales, compensation and taxation, to name a few. If the Company were to fail to meet standards set by these regulations, then the Company could be prohibited from selling its products.

Employees

We have the following employees:

•	Full time: 7
•	Operations – 3
•	Administrative – 2
•	Management – 1
•	Sales – 1

We have no collective bargaining agreement with our employees. We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and are required to file annual, quarterly and special reports and other information with the SEC. We are currently delinquent in our reporting requirements. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

We rent the following properties:

U.S. Offices and warehouses

•

Address/Size:

9550 Flair Dr., #308, El Monte, CA91731 (6000 sqft)

9550 Flair Dr. #407, El Monte, CA91731 (2000 sqft)

3477 Fletcher Ave., Unit B, El Monte, CA 91731(2500 sqft)

9550 Flair Dr. #302, El Monte, CA 91731 (1038 sqft)

9550 Flair Dr. #306, El Monte, CA 91731 (490 sqft)

•	Name of Landlord: 95-Royal Center LLC

•

Term of Lease:

#407 – throughout 2014 and currently on month to month,

#308 – throughout 2014 and currently on month to month,

3477 Fletcher Ave. Unit B, throughout 2014 and ended in March 2015,

#302 & 306 – started from March 2015 through March 2017 and month to month thereafter.

•	Monthly Rental: #308 – $6,800, #407 – $2,250, 3477 Fletcher Ave., Unit B – $2,500 #302 & 306 – $3,000

We believe our current facilities, including warehousing facilities, are fully suitable and adequate for our business.

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

Item 3. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us, except with respect to the matter described below and as set forth in the "Notice to Investors," above.

Notwithstanding the foregoing, on May 26, 2015, the Board of Directors concluded that a material charge for impairment to one of its assets is required under generally accepted accounting principles. The impaired assets are approximately $3,643,000 in cash that is the property of the Company held in bank accounts in the People’s Republic of China, which for administrative reasons in China, were held in the name of Ding Hua Wang, President and Chief Executive Officer of the Company, that have been frozen by authorities in the Chinese legal system (the “Frozen Accounts”) in a case involving alleged illegal activities in China by one or more persons claiming to be officers in the Company in China. The Chinese legal authorities asserted that these activities gave them the right to freeze property of the Company in China, (i.e., the Frozen Accounts), notwithstanding the fact that Company itself was not named in the case. Although the Company believes that the funds in the Frozen Accounts were improperly frozen and is hopeful that ultimately the funds in the Frozen Accounts will be made available to the Company, the Company realizes that under the current factual situation, there is a material uncertainty as to both if and when the Frozen Accounts will in fact be recovered by the Company, and accordingly, the Board of Directors recognized an impairment of this amount in the financial statements filed in this Report.   A copy of the Chinese complaint filed in the case is filed as an exhibit to this Form 10-K.

On February 6, 2016, our President and Chief Executive Officer of the Company filed a complaint to the Commission for discipline inspection of the Central Committee of the Communist Party of China and is in the process of attempting to recover the Frozen Accounts. No assurance can be provided that the complaint will be successful or that the frozen funds will ever be released to Mr. Wang or the Company.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is qualified for quotation on the OTCQB under the symbol “EWLU.”

There have been no trades in our Common Stock as of the date of this Report, as we are not current in our SEC filings. While the Company is committed to bringing its SEC reporting obligations current, no assurance can be provided as to if or when trading in the Company’s securities will be permitted.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Our Company is a provider of Health and Nutritional supplements and Personal Care products directly to customers on the Internet through our website, www.dailynu.com. In June 2014, we ceased utilizing our prior sales model which involved sales of our product through another website by means of a network of Direct Sales Associates, or “DSA’s." We currently do not use the DSA model in any country.

Since June 2014, we have sold our products over the Internet directly to end-user customers through our web site, www.dailynu.com. In March 2016, we launched an Affiliate Marketing Program. See "Marketing: The Affiliate Marketing Program," in the aforementioned section above.

We believe consumers have become more confident in ordering products, like ours, over the Internet. However, the nutritional supplement and skin care product e-business markets have been and continue to be, increasingly competitive and are rapidly evolving.

The skin care products are acquired from another company which developed the products. They also are marketed and sold through our web site, www.dailynu.com.

Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in technology and increasing access to that technology are paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise brands to consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage. There can be no assurance that we will maintain our competitive edge or that we will continue to provide only American made merchandise.

Our products are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of volatility, and the future economic environment, while improving, continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, and which may include spending on nutritional and beauty products and other discretionary items, such as our products. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and profits.

Discontinued operations

On October 20, 2014, we entered into a Share Purchase Agreement for the purchase of the outstanding shares Prime Nutrisource Inc., Nugale Pharmaceutical Inc., and Prime Nutrisource Inc. (New Jersey), and together as “Prime”. Total purchase price included:

•	CAD$2,000,000 (approximately $1,773,600);

•	Short term debt totaling CAD$22,780,000 (approximately $20,201,304);

•	25,000,000 shares of E-World Common Stock representing 14% ownership in E-World with an opportunity to acquire additional E-World Common Stock attaining a 25% ownership interest.

On April 21, 2015, we terminated our purchase of the Prime Corporations, and entered into a Termination and Release Agreement with each of the Prime Corporations, the former owners of the Prime Corporations, Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc., and the Company’s subsidiary E-World Canada Holding, Inc.. The parties agreed that the Termination Agreement would be deemed effective as of October 20, 2014. Upon termination of the agreement:

•	We received CAD$1,500,000 of the CAD$2,000,000 cash portion of the purchase (approximately $1,247,920);

•	The CAD$22,780,000 (approximately $20,201,304) short term debt was cancelled;

•	The 25,000,000 shares of E-World Common Stock have been returned to us, and the 25% contingent option was cancelled.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

Results of Operations

Comparison of the fiscal years ended December 31, 2014 and 2013

More than 90% of E-World's sales were from China in both 2014 and 2013. Total product sales increased by approximately $2,153,000 or 46% from approximately $4,518,000 in 2013 to $6,834,000 in 2014. The increase of sales occurred in the first half of 2014 when we expanded our direct marketing model in China. Since June 2014, we only sold our products over the Internet directly to end-user customers, and, as a result, the change in sales approach has materially decreased sales of E-World.

Service revenue increased by approximately $2,000 or 2% from approximately $164,000 in 2013 to $166,000 in 2014. The service revenue consists of shipping fees collected and network service fees charged for activating membership. The increase of service revenue was mainly due to an increase in shipping fees received for sales incurred, which is consistent with our sales increase.

The cost of sales decreased by approximately $37,000 or 6% from approximately $655,000 in 2013 to approximately $617,000 in 2014. The decrease was mainly due to our ability to obtain a favorable purchase price from our two major suppliers from whom we had increased our purchases in fiscal 2014 as compared to fiscal 2013.

Gross profit percentage is generally higher with the sales of our own products. In 2014, the Company started to promote a new website that markets both E-World's products and those of third parties. Third parties' products have lower gross margin than those of E-World's. Gross margin increased from approximately $4,026,000 in 2013 to approximately $6,216,000 in 2014. The gross margin percentage of sales was 91% in 2014 and 86% in 2013. The increase of gross margin was due to increase of sales of our products and the decrease of cost of products sold.

Selling expenses increased from approximately $345,000 in 2013 to $373,000 in 2014. The increase of approximately $28,000 or 8% was mainly due to an increase in marketing development expenses incurred for promotion of our new website, www.dailynu.com.

General and administrative expenses increased by $1,616,000 from $1,381,000 in 2013 to $2,997,000 in 2014. General and administrative expenses increased significantly due to the acquisition of Prime, primarily for professional fees incurred for attorneys, consulting and auditing expenses.

Impairment expense totaled $3,643,000 that is related to cash frozen by authorities in the Chinese legal system (the “Frozen Accounts”) in a case involving alleged illegal activities in China by one or more persons claiming to be officers in the Company in China. The account was held in the name of Ding Hua Wang, President and Chief Executive Officer of the Company. There was no similar impairment in 2013. See Item 3 - Legal Proceedings.

Finance expense totaled approximately $708,000 in 2014 mainly due to the short term debt issued to acquire Prime as compared to $6,000 in 2013. The note was non-interest bearing and therefore was discounted. Amortization of the discount totaled $704,000.

Net income (loss) from continuing operations decreased by approximately $3,778,000 from approximately $2,233,000 net income in 2013 to approximately $1,545,000 net loss in 2014 mainly due to the increase of general administrative expenses, impairment expense and financial expenses as mentioned above.

Net income from discontinued operations totaled $635,000 in 2014 due to the acquisition of Prime on October 20, 2014, which we terminated on April 20, 2015.

Liquidity and Capital Resources

As of December 31, 2014, we had a cash balance of approximately $317,000 and $5,258,000 at December 31, 2013. Our cash balance at December 31, 2014 was significantly impacted by the inability to access approximately $3,643,000 in cash held in bank accounts in the People’s Republic of China.

Our current ratio decreased from 0.385 in December 31, 2013 to 0.164 as of December 31, 2014.

In 2014, cash used in operating activities amounted to approximately $4,045,000 as compared to $4,634,000 provided by operating activities in 2013. Cash used in operating activities was mainly due to approximately $0.5 million of net income from Prime and approximately $1.1 million of net change provided by operating activities from the operations of Prime, offset by the loss from continuing operations of approximately $0.7 million, net of $0.9 million of non-cash operating activities and approximately $3.7 million impairment expense in frozen assets, the decrease of approximately $3,193,000 of deferred revenue as we received payment on a large order in 2013 and did not ship until 2014. There was no similar event in late 2014. Additionally, also reflected in the total cash used in operating activities is the decrease of approximately $1.2 million of cash that was used to pay vendors and service vendors in 2014.

In 2014, cash used in investing activities amounted to approximately $1,730,000 as compared to $22,000 in 2013. Cash used in investing in 2014 is mainly due to payment of approximately $1,759,000 related to the acquisition of Prime.

In 2014, financing activities provided approximately $1,939,000 as compared to 2013 when we used $140,000 to repay related party advances. Cash received in 2014 was from our principal shareholder and Chief Executive Officer.

Other than operating expenses, the Company does not have significant cash commitments. Cash requirements include cash needed for payroll, payroll taxes, rent, and other operating expenses. However in response to the reduced liquidity factors described above, the Company has continued find ways to reduce our operating expenses. In addition, should our Company need additional capital, we expect our principal shareholder and Chief Executive Officer to lend money to the Company from time to time.

Management has concluded under generally accepted accounting principles that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues. If we are unable to generate significant revenue or secure financing, we may be required to cease or limit our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

E-World USA Holding, Inc.

El Monte, California

We have audited the accompanying balance sheet of E-World USA Holding, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ The Pun Group, LLP

The Pun Group, LLP

Santa Ana, California

October 3, 2016

To the Board of Directors

E-World USA Holding, Inc.

El Monte, California

We have audited the accompanying balance sheet of E-World USA Holding, Inc. (the “Company”) as of December 31, 2013, and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the related results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 17, 2014

E-WORLD USA HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$317,346	$5,258,236
Accounts receivable, net	2,406	29,221
Inventory, net	228,957	217,392
Prepaid expenses	94,637	210,157
Other receivables	1,041	1,041
Current assets held for sale	5,350,907	-
TOTAL CURRENT ASSETS	5,995,294	5,716,047

OTHER ASSETS:
Property and equipment, net	140,273	174,348
Deposits and other assets	15,621	15,621
Other assets held for sale	22,128,657	-
TOTAL OTHER ASSETS	22,284,551	189,969

TOTAL ASSETS	$28,279,845	$5,906,016

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$862,296	$2,108,586
Deferred revenue	1,617,369	4,810,611
Due to shareholder	2,147,149	168,838
Advances from related parties	298,562	298,562
Current portion of long term debt	28,961	27,595
Promissory note	19,118,028	-
Contingent liabilities	481,938	-
Rescission Liability - Type A Warrants	7,165,413	7,167,663
Rescission Liability - Type B Warrants	249,111	249,111
Current liabilities held for sale	3,243,441	-
TOTAL CURRENT LIABILITIES	35,212,268	14,830,966

NON-CURRENT LIABILITIES:
Long term debt	46,151	75,111
Non-current liabilities held for sale	611,506	-
TOTAL NON-CURRENT LIABILITIES	657,657	75,111

TOTAL LIABILITIES	35,869,925	14,906,077

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized, 167,828,993 and 142,828,993 shares issued and outstanding, as of December 31, 2014 and 2013, respectively	167,829	142,829
Additional paid-in capital	6,676,013	3,583,702
Accumulated deficit	(13,799,371)	(12,726,592)
Other comprehensive income (loss)	(634,551)	-
TOTAL SHAREHOLDERS' DEFICIT	(7,590,080)	(9,000,061)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$28,279,845	$5,906,016

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013

SALES:
Product sales	$6,667,646	$4,517,567
Service revenue	166,122	163,611
TOTAL SALES	6,833,768	4,681,178

COST OF SALES	617,289	654,788

GROSS PROFIT	6,216,479	4,026,390

OPERATING EXPENSES
Selling expenses	372,913	344,959
Depreciation expense	39,961	48,745
General and administrative expenses	2,997,237	1,381,012
Impairment expenses	3,642,699	-
Total operating expenses	7,052,810	1,774,716

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(836,331)	2,251,674

OTHER INCOME (EXPENSE), net
Finance expenses	(708,124)	(5,666)
Total other income (expenses)	(708,124)	(5,666)

(LOSS) INCOME BEFORE INCOME TAXES	(1,544,455)	2,246,008

PROVISION FOR INCOME TAXES	375	13,011

NET LOSS FROM CONTINUING OPERATIONS	(1,544,830)	2,232,997

NET INCOME FROM DISCONTIUNED OPERATIONS, net of applicable income taxes	472,051	-

NET (LOSS) INCOME	(1,072,779)	2,232,997

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(634,551)	-

COMPREHENSIVE (LOSS) INCOME	$(1,707,330)	$2,232,997

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	147,692,007	142,828,993
Diluted	147,692,007	168,616,789

(LOSS) EARNINGS PER SHARE - BASIC
Continuing operations	$(0.01)	$0.02
Discontinued operations	$0.00	$0.00
Net (loss)/Income	$(0.01)	$0.02

(LOSS) EARNINGS PER SHARE - DILUTED
Continuing operations	$(0.01)	$0.01
Discontinued operations	$0.00	$0.00
Net (loss)/Income	$(0.01)	$0.01

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' DEFICIT

	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2012	142,828,993	$142,829	$3,583,702	$(14,959,589)	$-	$(11,233,058)

Net income				2,232,997	-	2,232,997

Balance, December 31, 2013	142,828,993	142,829	3,583,702	(12,726,592)	-	(9,000,061)

Net loss				(1,072,779)		(1,072,779)
Issuance of common stock in connection with acquisition of Prime	25,000,000	25,000	3,092,311			3,117,311
Foreign currency translation adjustments					(634,551)	(634,551)

Balance, December 31, 2014	167,828,993	$167,829	$6,676,013	$(13,799,371)	$(634,551)	$(7,590,080)

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities:
Net loss	$(1,072,779)	$2,232,997
Net income from discontinued operations	(472,051)	-
Net loss from continuing operations	(1,544,830)	2,232,997
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,961	48,745
Bad debt expense	74,259	-
Inventory valuation reserve	55,907	(165,008)
Amortization of promissory note discount	689,357	-
(Increase) decrease in assets:
Accounts receivable	(47,444)	(3,114)
Inventory	(67,472)	179,719
Prepaid expenses	115,520	(66,071)
Other receivables	-	11,282
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,246,290)	(55,763)
Accounts payable - related party	-	(30,000)
Deferred revenue	(3,193,242)	2,481,366
Net cash provided by operating activities from discontinued operations	1,079,094	-
Net Cash (Used in) Provided by Operating Activities	(4,045,180)	4,634,153

Cash Flows from Investing Activities:
Cash payments for acquisition of Prime	(1,759,198)	-
Purchase of property and equipment	(5,886)	(22,352)
Net cash provided by investing activities from discontinued operations	35,385	-
Net Cash Used in Investing Activities	(1,729,699)	(22,352)

Cash Flows from Financing Activities:
Advances from shareholder	2,618,111	334,123
Payment to shareholder	(639,800)	(240,400)
Advances from related parties	-	90,000
Payment to related parties	-	(297,570)
Principal payments on debt	(27,594)	(26,293)
Refunds to Warrants A Holders	(2,250)	-
Net cash used in financing activities from discontinued operations	(11,693)	-
Net Cash Provided by (Used in) Financing Activities	1,936,774	(140,140)

Effects of exchange rate change in cash	(43,284)	-

Net (Decrease) Increase in Cash	(3,881,389)	4,471,661

Cash, beginning of year	5,258,236	786,575

Cash, end of year	1,376,847	5,258,236

Less: Cash from discontinued operations, end of year	(1,059,501)	-

Cash from continuing operations, end of year	$317,346	$5,258,236

Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,365	$1,535
Income taxes	$21,945	$-

Non-Cash Investing and Financing Activities
Promissory note issued to acquire Prime	$18,428,671	$-
Contingent liabilities from acquiring Prime	$481,938	$-
Shares issued to acquire Prime	$3,117,311	$-

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is a provider of Health and Nutritional supplements and Personal Care products currently sold on the Internet through our website www.dailynu.com. In June 2014, we suspended our prior sales model which involved sales of our products through another website by means of a network of Direct Sales Associates, or “DSA’s."

On October 20, 2014, the Company established a wholly owned subsidiary, E-World Canada Holding, Inc. for the purpose of acquiring a Company in Canada.

Note 2 – Discontinued Operations

On October 20, 2014, the Company entered into a Share Purchase Agreement for the purchase of the outstanding shares Prime Nutrisource Inc., Nugale Pharmaceutical Inc., and Prime Nutrisource Inc. (New Jersey), and together “Prime”. Total purchase price included:

•	CAD$2,000,000 (approximately $1,773,600);

•	A promissory note totaling CAD$22,780,000 (approximately $20,201,304);

•	25,000,000 shares of E-World Common Stock representing 14% ownership in E-World with an opportunity to acquire additional E-World Common Stock attaining a 25% ownership interest in E-World (“Contingent Shares”).

On April 21, 2015, the Company terminated its purchase of the Prime Corporations, and entered into a Termination and Release Agreement with each of the Prime Corporations, the former owners of the Prime Corporations, Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc., and the Company’s subsidiary E-World Canada Holding, Inc. Upon termination of the agreement:

•	Prime returned CAD$1,500,000 of the CAD$2,000,000 cash portion of the purchase (approximately $1,247,920);

•	The CAD$22,780,000 (approximately $20,184,902) promissory note was cancelled;

•	The 25,000,000 shares of Common Stock were returned back to the Company, and Prime’s 25% contingent shares were cancelled.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph ASC 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, committing to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

Reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheet is as follows:

December 31,
2014
Carrying amounts of major classes of assets included as part of discontinued operations:
CURRENT ASSETS:
Cash	$1,059,501
Accounts receivable, net	2,171,790
Inventories	2,096,735
Prepaid expenses	22,881
Total current assets held for sale	5,350,907

OTHER ASSETS:
Property and equipment, net	3,833,530
Intangible assets, net	14,439,786
Goodwill	3,855,341
Total other assets held for sale	22,128,657

Total assets of the disposal group classified as held for sale	$27,479,564

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,108,720
Taxes payable	1,436,829
Deferred revenue	31,238
Advance from related parties	666,654
Total current liabilities held for sale	3,243,441

NON-CURRENT LIABILITIES HELD FOR SALE:
Long-term debt	611,506
Total non-current liabilities held for sale	611,506

Total liabilities of the disposal group classified as held for sale	$3,854,947

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive income (loss) is as follows:

Discontinued operations:	Year Ended December 31, 2014

Sales	$3,271,548
Cost of sales	(1,809,355)
Gross profit	1,462,193
Selling expense	(65,856)
Depreciation and amortization expenses	(234,690)
General and administrative expenses	(447,094)
Other expense	(47,631)
Income from operations before income taxes	666,922
Provision for income tax	(194,871)
Net income	$472,051

The Company’s acquisition of Prime was accounted for as a business combination in accordance with ASC 805. The Company allocated the purchase price of Prime based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management determined the fair value of assets acquired, liabilities assumed and intangible assets identified, as of the acquisition date, and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisition was not material and were expensed as incurred in general and administrative expense. The valuation methodologies, all level 3 inputs were as follows:

Accounts	Valuation Methodologies
Current assets and current liabilities	Cost approach
Land and building	Comparable market approach
Equipment	Combination of cost and market approach
Brand/trade name	Relief from royalty method
Non-competing agreement	Lost profits saved method
License, agency and distribution agreements	Cost approach
Customer relationship	Multi-period excess earnings method
Website and Domain Name	Industry cost approach with subjective input

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date October 20, 2014, which represents the net purchase price allocation of Prime based on valuation performed by an independent appraisal firm engaged by the Company:

Fair Value
Other current assets	$5,144,971
Plant and equipment, net	3,953,950
Intangible asset:
Brand/trade name	4,379,698
Non-competing agreement	2,038,386
License, agency and distribution agreements	380,433
Customer relationship	8,274,574
Website and Domain Name	39,906
Goodwill	3,855,341
Total asset	28,067,259
Total liabilities	(4,315,526)
Net assets acquired	$23,751,733

The following table represents total consideration paid for the acquisition of Prime:

Cash paid	$1,759,198
Short term debt, net of discount	18,428,671
Fair value of 25,000,000 exchangeable shares of the Company	3,117,311
Fair value of the contingent share consideration for an aggregate of 25% of the issued and outstanding shares of common stock of the Company immediately following the completion of the Offering	481,938
Total consideration	23,787,118
Less: cash and cash equivalents of Prime as of October 20, 2014	(35,385)
Net assets acquired	$23,751,733

Valuation of the 25,000,000 exchangeable shares of the Company

The Company valued the 25,000,000 shares issued to acquire Prime using the following assumptions:

	Range
Equity value of E-World USA (on a consolidated basis)	$30,939,459 to 33,271,909	(1)
Ownership interest	14.9%	(2)
Pro-rata value of ownership interest	$4,608,777 to 4,956,222
less: Discount for lack of control and marketability	$(1,843,511) to (1,486,867)	(3)
Fair value of ownership interest USD	$3,117,311

 __________________________

(1)   Discounted cash flow on a consolidated basis using the Capital Asset Pricing Model.

(2)   Percentage of ownership interest of the 25,000,000 exchangeable shares of the Company out of a total of 142,828,993 prior to the issuance of the 25,000,000 exchangeable shares.

(3)   Using a discount rate of 40% for low and 30% for high.

The Company has determined two valuations of the 25,000,000 exchangeable shares in one high and one low valuation and takes the midpoint of the valuation and recorded $3,117,311 in equity for the 25,000,000 exchangeable shares issued.

Valuation of the contingent shares

The Company valued the option to obtain 25% ownership of E-World using the following assumptions in a Binomial Tree model:

Range
Number of Nodes	10.00
Maturity of an option	0.44
Risk-free rate	0.91%
Volatility of the Stock	42.3%
Current estimated price of the stock	$33.90 to 36.30
Striking price of the option	$30.00
Calculated value of 25% pro-rata option (contingent shares to be issued)	$481,938

The Company has determined two valuations of the 25% pro-rated option in one high and one low valuation and takes the midpoint of the valuation at $481,938 and recorded the fair value of the contingent shares in the balance sheet.

Note 3 - Going Concern

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and negative working capital and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying to alleviate the going concern by: securing various financing resources, including but not limited to, borrowing from major shareholders, and the possibility of raising funds through a future public offering.

Note 4 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars and include the accounts of E-World USA Holding, Inc. and its subsidiaries, E-World Canada Holding, Inc., Prime Nutrisource Inc., Nugale Pharmaceutical Inc. and Prime Nutrisource Inc. (New Jersey).

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of E-World USA Holding, Inc. and its subsidiaries.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

All significant inter-company transactions and balances have been eliminated upon consolidation.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries in Canada use the local currency, Canadian Dollars (“CAD$”), as their functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the Bank of New York at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of change in deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The assets and liabilities of the Company’s subsidiaries in Canada, with the exception of equity at December 31, 2014 were translated at 0.86 CAD$ to 1.00 USD$. The equity accounts were stated at their historical rate. The average translation rate applied to statement of operations accounts for the year ended 2014 was 0.88 CAD$. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include fair value of assets and liabilities acquired in a business combination, the useful lives of property and equipment, and collectability of receivables. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts and foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on credit history with customers and their current financial condition. Bad debt expense or write-offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the year ended December 31, 2014, the Company evaluated collectability of the receivables and wrote-off $74,259. There were no write-offs during the year ended December 31, 2013. The accounts receivable balance and allowance for doubtful accounts are as follows:

	2014	2013
Accounts receivable	$2,406	$29,221
Allowance for doubtful accounts	-	-
Accounts receivable, net	$2,406	$29,221

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Upon disposition, the cost and related accumulated depreciation or amortization is removed from the books, and any resulting gain or loss is included in operations. The Company provides for depreciation and amortization using straight-line methods over the estimated useful lives of various classes as follow:

Computer and software	3 to 5 years
Furniture and fixtures	5 to 10 years
Vehicles	5 to 7 years
Leasehold improvement	over expected lease term

Repair and maintenance is charged to operations when incurred while betterments and renewals are capitalized.

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2014 and 2013, no impairment of long-lived assets was recognized.

Fair Value of Financial Instruments

ASC 825 requires that the Company discloses estimated fair values of financial instruments. The Company believes the carrying value of short-term debt is a reasonable estimate of fair value due to rates being currently offered.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
December 31, 2014
Rescission Liability – Type A Warrants	--	--	$7,165,413	$7,165,413
Rescission Liability – Type B Warrants	--	--	$249,111	$249,111
Total	--	--	$7,414,524	7,414,524

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
December 31, 2013
Rescission Liability – Type A Warrants	--	--	$7,167,663	$7,167,663
Rescission Liability – Type B Warrants	--	--	$249,111	$249,111
Total	--	--	$7,416,774	7,416,774

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis in operations disposed for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Beginning balance	$7,416,774	$7,416,774
Refund to warrant A holder	(2,250)	-
Ending balance	$7,414,524	$7,416,774

Revenue Recognition

The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company generally receives the net sales price in cash or through credit card payments when products are ordered. When the Company has sales events whereby the sales are non-returnable or non-refundable, the revenue is recognized when products are shipped. Advance payments from customers are deferred and revenue is recognized when products are shipped. Deferred revenue for customer deposits as of December 31, 2014 and 2013 was $1,617,369 and $4,809,559 respectively.

Our service revenue includes shipping and handling fees. Shipping and handling fee revenue is recognized when products have been delivered. Member fees are charged for members' on-line account set up, assistance and education on our products. Member fees are deferred and recognized on a straight-line basis over an estimate average membership life of 3 years, which is based on historical membership experience. The Company has dropped the requirement for member fee since September of 2011. Deferred revenue for member fees as of December 31, 2014 and 2013 was $0 and $1,052, respectively.

We account for rebates to customers as a reduction of revenue in accordance with ASC 605-50-45. We record rebates against revenue upon completion of a sales order when funds are received, which is when we become liable to the customer for the entire rebate amount. Rebates of $0 and $32,000 were recorded during 2014 and 2013, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of December 31, 2014 and 2013 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs, less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of December 31, 2014 and 2013.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our consolidated financial statements. While all products are priced in US currency, the Company accepts payments in Hong Kong dollars and Chinese RMB.

Shipping and Handling Expenses

Shipping and handling costs paid by the Company are included in selling expenses, and totaled $137,857 and $153,019 for 2014 and 2013, respectively.

Bonus Expense

Prior to June 1, 2014, the Company offered a network membership to individuals interested in selling E-World products. Members could earn bonuses, similar to commissions, based on retail sales volume of certain other downline members referred by the member. Bonus expenses were accrued in the period in which the member met the qualifications to receive the related benefits. Bonuses were redeemed by members in cash, either by withdrawal or by applying their cash balance against future product purchases. As bonus expenses result in cash payments to our customers, we net these expenses with revenue in accordance with ASC 605-50-45-2. Bonus expenses netted with revenue for the years ended December 31, 2014 and 2013 were $2,570,276 and $5,649,945, respectively. In June 2014, the Company ceased utilizing its membership network to sell its products.

Operating Leases

The Company leases all of its properties under operating leases. Lease agreements generally include rent holidays and tenant improvement allowances. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities and amortizes the deferred rent over the term of the lease. There were no deferred rent liabilities.

Income Taxes

The Company utilizes ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings Per Share

Accounting principles generally accepted in the United States regarding earnings per share (“EPS”) require presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

For year ended December 31, 2014, contingent shares did not have a dilutive effect on loss per share as the Company had incurred a loss for the year ended December 31, 2014. For year ended December 31, 2013, the potential dilutive effect on earnings per share reflected Type A and Type B Warrants in total shares of 25,787,796. Diluted earnings per share was $0.01, compared to $0.02 basic earnings per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, may exceed Canada Deposit Insurance Corporation (CDIC) insured limits for the banks located in Canada or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. At December 31, 2014, the bank balance of the Company consisted of $312,054 in the United States and $2,895 in Hong Kong, and these balance are all insured by FDIC or HKDPB. At December 31, 2013, the bank balance of the Company consisted of $1,996 denominated in Canada, $1,125 in Hong Kong, and $2,740,725 in the PRC.

The Company requires pre-payments for its sales, which eliminates the exposure to credit risks arising from its customers.

No customer accounted for more than 10% of our sales during 2014 and 2013.

During 2014, two suppliers accounted for approximately 74% of product purchases, and during 2013, two suppliers accounted for approximately 88% of product purchases.

Contingencies

The Company may have inadvertently issued Type A Warrants and Type B Warrants to U.S. citizens or residents in violation of federal securities laws and may be subject to sanctions for such violations. Further, the exchange of the warrants for common shares may also have been in violation of Section 5 of the Securities Act of 1933. Thus, risk exists that former warrant holders may bring legal action against the Company, its officers and directors for securities law violations. At this time, the Company determined it is reasonably possible that a loss may have been incurred as a result of these issuances. The Company has recorded a liability equal to the amount it expects to pay to redeem the warrants. See Note 5.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties, or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties, might be prevented from fully pursuing its own separate interests is also a related party.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (ASC 205) and Property, Plant, and Equipment (ASC 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of this guidance did not have a significant impact on the Company’s financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: ASC 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments stipulate that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition would be achieved. The amendments in this Accounting Standards Update are effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a material impact on the Company’s condensed consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (ASC 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force. The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principles. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. The Company does not expect the adoption of ASU 2015-03 to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, an amendment to ASC 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in ASC 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 Investments-Equity and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The objective is to simplify investor’s accounting for equity method investments as a result of an increase in ownership level or degree of influence over the investee from prior period and requires prospective application of equity method accounting from the date when an equity investment qualifies for equity method of accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on the Company’s consolidated financial statements.

In March 2016, 2016-08—Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The object is to reduce the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance and to reduce the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintain or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in ASC 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for ASC 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s consolidated financial statements.

Note 5 – Rescission Liability – Type A & B Warrants

Type A Warrants

As an incentive to increase sales and bring in additional members, the Company sold Type A warrants to its members.

Upon issuance, Type A warrants had no expiration and could be exercised for:

(1)	common shares of the Company at a ratio of 1:1 upon a going public event in the U.S.,

(2)	products of the Company at their retail prices, or

(3)	cancelled membership and a refund in cash at 75% of face value.

From inception January 5th, 2007 to December 31, 2010, new members purchased a package of products and received an option to include Type A Warrants in the purchase. Net cash proceeds from Type A Warrants sold to members through December 31, 2010 were $8,169,707. During 2011, a total of 18,000 Type A warrants were exercised for cash refunds totaling $22,950 and products of the Company for $7,200. During 2012, all of the remaining Type A warrants were exercised for the following:

(1)	842,300 warrants for $495,170 in cash refunds

(2)	10,300 warrants for $16,650 in products

(3)	23,296,688 warrants for shares of common stock

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liability Type A Warrant”). The value of the Rescission Liability Type A Warrant was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A warrant shares. As of December 31, 2014, 23,206,888 shares are included in Rescission Liability Type A Warrant and totaled $7,165,413 and $7,167,663 as of December 31, 2014 and 2013, respectively.

Type B Warrants

During 2009 and 2010, the Company issued a total of 2,491,108 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. During 2012, all of the Company’s Type B Warrants were exercised into shares of common stock. Type B Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants may not be valid; therefore, we recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to members. The Company determined the comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value on the date of issuance was $1,245,555. The fair value of the Type B warrants as of December 31, 2014 and 2013 was $249,111.

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and cannot be reasonably predicted when it will occur at this time.

Note 6 – Impairment Expenses

On May 26, 2015, the Company concluded that a material charge for impairment was required under generally accepted accounting principles. The impaired assets were approximately $3,643,000 in bank accounts in the People’s Republic of China. For administrative reasons, the accounts were held and relate to cash deposited in the name of Mr. Dinghua Wang, President and Chief Executive Officer of the Company. These accounts have been frozen by authorities in the Chinese legal system (the “Frozen Accounts”) in a case involving alleged illegal activities in China by one or more persons claiming to be officers in the Company. The Chinese legal authorities asserted that these activities gave them the right to freeze the accounts. Although the Company believes that the funds in the Frozen Accounts were improperly frozen and that ultimately the funds in the Frozen Accounts will be made available to the Company, under the current factual situation, there is a material uncertainty as to both if and when the Frozen Accounts will be recovered by the Company. Accordingly, the Board of Directors agreed to recognize the impairment in 2014. The Company does not believe this impairment charge that will result in future cash expenditures.

According to the Official Indictment number 2014-133 issued to Mr. Charlie Leung by the District Attorney’s office of ZhuShan County, HuBei Province on November 10, 2014, the district attorney stated that E-World USA Holding, Inc. had not obtained a direct sales license in the PRC. According to the Indictment, Mr. Wang sent Mr. Leung to China as Senior VP of China operations to develop business. Mr. Leung developed a program to award bonuses to members for 1. Achieving sales targets, and 2. Developing new members. This was considered by China Regulatory Authorities to be pyramid sale activities in China which did not comply with what was asserted to be applicable China Law. As a result of the indictment, in May 2014, E-World discontinued the DSA sales model in China and elsewhere and now sells only through its website. The indictment was issued and mentioned that Mr. Wang will be treated in a separate case. As of the date of this report, the Company is not aware of a separate case having been filed against Mr. Wang. The balance in the Frozen Accounts totaled of RMB 22,848,737, or $3,643,000, all of which was impaired.

Note 7 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	Dec. 31, 2014	Dec. 31, 2013
Nutrition supplements	$322,701	$127,929
Skin-care products	28,879	156,179
Less: inventory reserve	(122,623)	(66,716)
Inventories, net	$228,957	$217,392

During 2014, the Company recorded valuation allowance of $55,907 due to slow inventory movement and upcoming product expiration dates, and during 2013, recorded a recovery of prior allowance totaling ($165,008). As of December 31, 2014 and 2013, inventory reserves totaled $122,623 and $66,716.

Note 8 - Property and Equipment

Property and equipment consist of following at December 31, 2014 and 2013:

	2014	2013
Computer equipment and software	$114,953	$109,067
Furniture and fixture	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	39,569
	361,369	354,999
Accumulated depreciation	(221,096)	(180,651)
Property and equipment, net	$140,273	$174,348

Depreciation expense totaled $39,961 and $48,745 in 2014 and 2013, respectively.

Note 9 – Debt

Long term loan

In June 2012 the Company purchased a new vehicle by trading in the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. The loan amount was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During 2014 and 2013, the Company paid $27,594 and $26,293 for the loan, respectively. Future maturities of long term debt are as follows:

2015	$28,961
2016	30,394
2017	15,757
2018	-
Total	75,112
Current portion of long term debt	(28,961)
Long term debt	$46,151

In December 2015, the Company paid off this debt with proceeds from a new loan balance of $51,263 with annual interest rate of 2.99% to be repaid over 48 months.

Promissory note

On October 24, 2014, the Company entered into a Share Purchase Agreement to purchase the outstanding shares in Prime Nutrisource Inc., Nugale Pharmaceutical Inc., and Prime Nutrisource Inc. (New Jersey) which included a CAD$22.78 million (approximately $20.2 million) promissory note.

This short term debt bears no interest and matures upon the earlier of (a) the effective date of a registration statement filed with the Securities and Exchange Commission in connection the completion by the Company of a $30,000,000 debt or equity offering or (b) March 31, 2015. The Company recorded $1,772,633 as a discount on the note. The discount is amortized over the life of the promissory note.

The Company amortized $689,357 of the discount for the year ended December 31, 2014. As of December 31, 2014, promissory note amounted to $19,118,028, net of discount of $1,083,276.

In April 2015, the Company terminated its purchase of Prime, and the promissory note was cancelled. See Note 2 and Note 13.

Note 10 - Income Taxes

For the year ended December 31, 2014, current income tax expense attributable to continuing operations amounted to $375. The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the year ended December 31, 2014:

December 31, 2014
Federal statutory rate	34.0%
State statutory rate	8.8%
Valuation allowance	(40.0)%
Permanent difference	(3.0)%
Effective tax rate	(0.2)%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $5,900,000 for Federal and $4,935,000 for California as of December 31, 2014, and will expire in the years 2030 to 2033. The accumulated net operating loss carry forward is approximately $4,172,000 as of December 31, 2013, and will expire in the years 2030 - 2032. During 2014, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, Management has provided 100% valuation allowance for the deferred tax assets.

As of December 31, 2014 and 2013, the valuation allowance was approximately $2,294,000 and $1,418,000, respectively.

The movement of deferred tax assets is as follows:

December 31, 2014
Deferred tax asset, beginning balance	$-
Addition (deduction) from net operating loss carry-forward - federal	310,129
Addition (deduction) from net operating loss carry-forward - state	52,290
Addition (deduction) from temporary difference - federal	87,084
Addition (deduction) from temporary difference - state	15,040
Addition (deduction) in valuation allowance	(464,543)
Deferred tax asset, ending balance	$-

As of December 31, 2014, federal tax returns filed for 2011, 2012, and 2013 remain subject to examination by the taxing authorities. As of December 31, 2014, California tax returns filed for 2010, 2011, 2012, and 2013 remain subject to examination by the taxing authorities.

Note 11 - Related Party Transactions

Due to shareholder

From time to time, Mr. Dinghua, Wang, the CEO of the Company advances monies to, as well as borrows money from, the Company. Such business transactions are recorded as due to or from shareholder. During 2014 and 2013, advances totaled $2,618,111 and $334,123, respectively and payment to shareholder totaled $639,800 and $240,400 respectively. As of December 31, 2014 and 2013, the balance due to shareholder amounted to $2,147,149 and $168,838, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties

Prior to 2014, the Company borrowed money from certain related parties to fund operations. The related parties consist of CEO's immediate family members and relatives. During 2014 and 2013, advances amounted to $0 and $90,000. During 2014 and 2013, repayments amounted to $0 and $297,570, respectively. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2014 and 2013, the Company owed $298,562 and $298,562 to these related parties.

Note 12 - Commitments

Operating lease

The Company rents office and warehouse spaces for its main corporate office on month to month basis without future commitment. One of the warehouse space that the Company rented was ended in March 2015. The Company incurred rent expense of $161,218 and $179,742 for 2014 and 2013, respectively.

Note 13 – Subsequent event

On April 21, 2015, the Company terminated its purchase of Prime because it was unable to complete the offering contemplated in the Share Exchange Agreement and therefore, was unable to repay the $ 20,201,304 promissory note. The Company entered into a Termination and Release Agreement with each of the former owners of the Prime: Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc. The effective date of the termination for US GAAP purposes under ASC 810-10-40 was April 21, 2015. As such, all assets acquired and liabilities assumed have been presented as assets and liabilities held for sale in the December 31, 2014 financial statement. Upon termination of the agreement:

•	The Company received CAD$1,500,000 of the CAD$2,000,000 cash portion of the purchase (approximately $1,247,920);

•	The CAD$22,780,000 (approximately $20,201,304) promissory note was cancelled;

•	The 25,000,000 shares of Common Stock were returned back to the Company, and the 25% contingent option was cancelled.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Office/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision of our Chief Executive Officer/ Chief Financial Officer, and with the participation of our management, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2014, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2014, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1. Accounting and Finance Personnel Weaknesses – Our current number of accounting staff is relatively small, and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP.

2. Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

Remediation

Our management has dedicated significant resources to correcting the control deficiencies and to ensuring that we take proper steps to improve our internal control over financial reporting in the area of financial statement preparation and disclosure.

Subsequent to December 31, 2014, we have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting including the following:

•	Hired consultants with expertise in financial reporting and accounting.

•	Implemented an internal review process over financial reporting to continue to improve our ongoing review and supervision of our internal control over financial reporting;

This annual report does not and is not required to include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Ding Hua Wang	52	CEO and President, Director
Xun Zhang	54	Director
Pooi Lam Shun	65	Director

Mr. Wang joined our predecessor company in January 2007 as Product Consultant. In November 2007, he became CEO and President of our predecessor company and has been CEO, President and Director of our company since March 2011. From August 2005 to December 2006, he was CEO of Ansheng Company International Products, a nutrition products manufacturing and wholesale company. From January 1999 to August 2005, he was CEO of Ansheng Company, a Chinese herbal medicine imports and store sales company. He studied at Zhejiang University of Traditional Chinese Medicine from January 1986 to February 1991. He attended American Global University in alternative medicine from August 2001 to September 2003 but did not receive a degree. As a member of the board, Mr. Wang contributes significant industry-specific experience and expertise on our products and services. Mr. Wang also contributes his knowledge of the Company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

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

Pooi Lam Shun joined us as Director upon formation in March 2011. From March 2007 to date, he has been a Member for us and our predecessor. From May 1990 to February 2007, he was an Independent Distributor for Sunrider International, a health food manufacturer. He received a Diploma, 1981, from Singapore Polytechnic. Shun Pooi Lam is responsible for developing marketing strategies in Singapore, Malaysia, China and other Asian markets and brings his knowledge and experience in these markets to our Board, all in capacity as a Director of the Company. Although rendering this advice to management, he is not in charge of a principal business unit, division or function (such as sales, administration or finance) of the Company and, other than his role as a director, does not perform a policy-making function for the Company with respect to marketing or any other aspect of the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following, except as noted below:

☐	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

☐	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

☐

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

☐

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

☐

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

☐	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

☐	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Because the Chinese legal system is different than that in the U.S., please refer to the Complaint filed as noted in “Legal Proceedings” and filed as an exhibit to this report on Form 10K as it affects Dinghua Wang.  Although not being named a defendant personally, the Complaint discussed Mr. Wang’s activities and indicated that the following order had been issued against Mr. Wang: “After the case was discovered, Dinghua Wang's special accounts for sales under the Company’s DSA model in Chinta were blocked and the funds in the amount of RMB 22,848,737.5 and $1,320.87 in the accounts were frozen.” At the date of filing of this report, the status of this Order was still open.  Accordingly, Mr. Wang may be considered to have been involved in one or more of the above named activities in the last 10 years.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer as one person fills all these roles. At such time as there are more than one executive officer, we will consider adopting such a Code.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(b), as the Company is a 15(d) reporting issuer.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO, who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2014, and December 31, 2013.

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Ding Hua Wang	President/CEO	2014	380,000	-	-	-	-	-	380,000
		2013	380,000	-	-	-	-	-	380,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2014

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ding Hua Wang	0	0	0	0	0	0	0	0	0
Xun Zhang	0	0	0	0	0	0	0	0	0
Pooi Lam Shun	0	0	0	0	0	0	0	0	0

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2014.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ding Hua Wang	0	0	0	0	0	0
Xun Zhang	0	0	0	0	0	0
Pooi Lam Shun	0	0	0	0	0	0

No director was paid in any form of compensation for acting as a Director as of December 31, 2014. See Executive Compensation table above for salaries paid to these Directors for their role as officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is Flair Dr., Suite 308, El Monte CA 91731.

Name	Number of Shares of Common stock	Percentage

Ding Hua Wang	12,999,002	77.13%
Xun Zhang	50,000	0.30%
Pooi Lam Shun	159,980	0.95%
All officers and directors as a group [3 persons]	13,208,982	78.38%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 14,282,899 shares of common stock outstanding as of December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to shareholder

From time to time, Mr. Dinghua, Wang, the CEO of the Company advances monies to the Company as well as borrows money from, the Company. Such business transactions are recorded as due to or from shareholder. During 2014 and 2013, advances totaled $2,618,111 and $334,123, respectively and payment to shareholder totaled $639,800 and $240,400 respectively. As of December 31, 2014 and 2013, the balance due to shareholder amounted to $2,147,149 and $168,838, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties

Prior to 2014, the Company borrowed money from certain related parties to fund operations. The related parties consisted of the CEO's immediate family members and relatives. During 2014 and 2013, advances amounted to $0 and $90,000. During 2014 and 2013, repayments amounted to $0 and $297,570, respectively. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2014 and 2013, the Company owed $298,562 and $298,562 to these related parties.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Malone Bailey LLP was our independent auditor for the fiscal years ended December 31, 2014 and 2013 and billed a total of $189,710 and $66,000 in fees respectively. The Pun Group LLP was our independent auditor for the year ended December 31, 2014 and billed a total of $90,000 for fiscal 2014.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2013 and 2014.

	2014	2013

Audit Fees	$90.000	$66,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	189,710	-
Total	$279,710	$66,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

Item 15. Exhibits

Exhibit No.	Document Description

10.1	China Regulatory Matter

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

_______

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

E-World USA Holding, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ding Hua Wang	October 4, 2016	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	Principal Executive Officer,	October 4, 2016
Principal Financial Officer,
Principal Accounting Officer and Director

/s/ Xun Zhang	Xun Zhang	Director	October 4, 2016

/s/ Pooi Lam Shun	Pooi Lam Shun	Director	October 4, 2016

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	China Regulatory Matter

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

_________

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

