Form 10-Q
period 2015-03-31
E-WORLD USA HOLDING,INC
filed 2016-12-15
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-184863

E-World USA Holding, Inc.
(Name of small business issuer in its charter)

Nevada	5122	45-289-8504
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

As of December 14, 2016, there were 142,828,993 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$296,299	$317,346
Accounts receivable, net	-	2,406
Inventory, net	116,776	228,957
Prepaid expenses	110,392	94,637
Other receivables	-	1,041
Current assets held for sale	6,045,991	5,350,907
TOTAL CURRENT ASSETS	6,569,458	5,995,294

OTHER ASSETS:
Property and equipment, net	131,755	140,273
Deposits and other assets	18,621	15,621
Other assets held for sale	20,344,060	22,128,657
TOTAL OTHER ASSETS	20,494,436	22,284,551

TOTAL ASSETS	$27,063,894	$28,279,845

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$854,100	$862,296
Deferred revenue	1,494,007	1,617,369
Due to shareholder	3,209,052	2,147,149
Advances from related parties	298,562	298,562
Current portion of long term debt	29,312	28,961
Promissory note	20,004,345	19,118,028
Contingent liabilities	481,938	481,938
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	249,111	249,111
Current liabilities held for sale	3,983,172	3,243,441
TOTAL CURRENT LIABILITIES	37,769,012	35,212,268

NON-CURRENT LIABILITIES:
Long term debt	38,689	46,151
Non-current liabilities held for sale	549,402	611,506
TOTAL NON-CURRENT LIABILITIES	588,091	657,657

TOTAL LIABILITIES	38,357,103	35,869,925

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 167,828,993 shares issued and outstanding	167,829	167,829
Additional paid-in capital	6,676,013	6,676,013
Accumulated deficit	(15,837,646)	(13,799,371)
Accumulated other comprehensive loss	(2,299,405)	(634,551)
TOTAL SHAREHOLDERS' DEFICIT	(11,293,209)	(7,590,080)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$27,063,894	$28,279,845

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

	For the three months ended March 31,
	2015	2014

SALES:
Product sales	$242,499	$3,842,669
Service revenue	8,305	91,158
TOTAL SALES	250,804	3,933,827

COST OF SALES	230,326	376,941

GROSS PROFIT	20,478	3,556,886

OPERATING EXPENSES
Selling expenses	124,801	153,796
Depreciation expense	8,518	12,256
General and administrative expenses	936,036	482,145
Total operating expenses	1,069,355	648,197

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,048,877)	2,908,689

OTHER INCOME (EXPENSE), net
Finance expenses	(887,110)	(1,603)
Total other expense, net	(887,110)	(1,603)

(LOSS) INCOME BEFORE INCOME TAXES	(1,935,987)	2,907,086

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(1,935,987)	2,907,086

NET LOSS FROM DISCONTIUNED OPERATIONS, net of applicable income taxes	(102,288)	-

NET (LOSS) INCOME	(2,038,275)	2,907,086

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(1,664,854)	-

COMPREHENSIVE (LOSS) INCOME	$(3,703,129)	$2,907,086

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	167,828,993	142,828,993
Diluted	167,828,993	168,607,489

(LOSS) EARNINGS PER SHARE - BASIC
Continuing operations	$(0.01)	$0.02
Discontinued operations	$0.00	$0.00
Net (loss)/income	$(0.01)	$0.02

(LOSS) EARNINGS PER SHARE - DILUTED
Continuing operations	$(0.01)	$0.02
Discontinued operations	$0.00	$0.00
Net (loss)/income	$(0.01)	$0.02

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

	For the three months ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(2,038,275)	$2,907,086
Net loss from discontinued operations	(102,288)	-
Net loss from continuing operations	(1,935,987)	2,907,086
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,518	12,256
Bad debt expense	(1,274)	-
Inventory valuation (recovery) reserve	(609)	50,566
Amortization of promissory note discount	886,317	-
(Increase) decrease in assets:
Accounts receivable	3,680	(7,106)
Inventory	112,790	(42,759)
Prepaid expenses	(15,755)	98,911
Other receivables	1,041	-
Deposits and other assets	(3,000)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(8,203)	(652,335)
Deferred revenue	(123,362)	(2,418,527)
Net cash provided by operating activities from discontinued operations	880,290	-
Net Cash Used in Operating Activities	(195,554)	(51,908)

Cash Flows from Investing Activities:
Net cash used in investing activities from discontinued operations	(65,887)	-
Net Cash Used in Investing Activities	(65,887)	-

Cash Flows from Financing Activities:
Advances from shareholder	1,096,810	138
Repayment to shareholder	(34,907)	(10,402)
Principal payments on debt	(7,111)	(9,051)
Refunds to Warrants A Holders	-	(2,250)
Net cash used in financing activities from discontinued operations	(10,761)	-
Net Cash Provided by (Used in) Financing Activities	1,044,031	(21,565)

Effects of exchange rate change in cash	(108,035)	-

Net Increase (Decrease) in Cash	674,555	(73,473)

Cash from continuing operations, beginning of period	317,346	5,258,236

Cash from discontinued operations, beginning of period	1,059,501	-

Cash, end of period	2,051,402	5,184,763

Less: Cash from discontinued operations, end of period	(1,755,103)	-

Cash from continuing operations, end of period	$296,299	$5,184,763

Supplemental Disclosure of cash flow information:
Cash paid during the period for:
Interest	$793	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Discontinued Operations

On October 20, 2014, the Company entered into a Share Purchase Agreement for the purchase of the outstanding shares Prime Nutrisource Inc., Nugale Pharmaceutical Inc., and Prime Nutrisource Inc. (New Jersey), and together “Prime”. Total purchase price included:

•	CAD$2,000,000 (approximately $1,773,600);

•	Promissory note totaling CAD$22,780,000 (approximately $20,201,304);

•	25,000,000 shares of E-World Common Stock representing 14% ownership in E-World with an opportunity to acquire additional E-World Common Stock attaining a 25% ownership (“contingent shares”).

On April 21, 2015, the Company terminated its purchase of the Prime, and entered into a Termination and Release Agreement with each of the Prime, the former owners of the Prime , Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc., and the Company’s subsidiary E-World Canada Holding, Inc. Upon termination of the agreement:

•	Prime returned CAD$1,500,000 of the CAD$2,000,000 cash portion of the purchase (approximately $1,247,920);

•	The CAD$22,780,000 (approximately $20,201,304) promissory note was cancelled;

•	The 25,000,000 shares of Common Stock were returned to the Company, and Prime’s 25% contingent shares were cancelled.

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

Reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheet is as follows:

	March 31, 2015	December 31, 2014

Carrying amounts of major classes of assets included as part of discontinued operations:

CURRENT ASSETS:
Cash	$1,755,103	$1,059,501
Accounts receivable, net	2,377,937	2,171,790
Inventories	1,911,619	2,096,735
Prepaid expenses	1,332	22,881
Total current assets held for sale	6,045,991	5,350,907

OTHER ASSETS:
Property and equipment, net	3,521,972	3,833,530
Intangible assets, net	12,966,747	14,439,786
Goodwill	3,855,341	3,855,341
Total other assets held for sale	20,344,060	22,128,657

Total assets of the disposal group classified as held for sale	$26,390,051	$27,479,564

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,715,468	$1,108,720
Taxes payable	902,079	1,436,829
Deferred revenue	735,200	31,238
Advance from related parties	630,425	666,654
Total current liabilities held for sale	3,983,172	3,243,441

NON-CURRENT LIABILITIES HELD FOR SALE:
Long-term debt	549,402	611,506
Total non-current liabilities held for sale	549,402	611,506

Total liabilities of the disposal group classified as held for sale	$4,532,574	$3,854,947

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive income (loss) is as follows:

Discontinued operations:	Three Months Ended March 31, 2015

Sales	$4,124,000
Cost of sales	(2,742,419)
Gross profit	1,381,581
Selling expense	(215,575)
Depreciation and amortization expenses	(272,302)
General and administrative expenses	(989,395)
Other income	5,437
Income from operations before income taxes	(90,254)
Provision for income tax	12,034
Net income	$(102,288)

The Company’s acquisition of Prime was accounted for as a business combination in accordance with ASC 805. The Company allocated the purchase price of Prime based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management determined the fair value of assets acquired, liabilities assumed and intangible assets identified, as of the acquisition date, and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisition were not material and were expensed as incurred in general and administrative expense. The valuation methodologies, all level 3 inputs were as follows:

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

Valuation of the contingent shares

The Company valued the option to obtain 25% ownership of E-World using the following assumptions in a Binomial Tree model:

Range
Number of Nodes	10.00
Maturity of an option	0.44
Risk-free rate	0.91%
Volatility of the Stock	42.3%
Current estimated price of the stock	$33.90 to 36.30
Strike price of the option	$30.00
Calculated value of 25% pro-rata option (contingent shares to be issued)	$481,938

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

Note 4 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States, are expressed in U.S. dollars and include the accounts of E-World USA Holding, Inc. and its subsidiaries, E-World Canada Holding, Inc., Prime Nutrisource Inc., Nugale Pharmaceutical Inc. and Prime Nutrisource Inc. (New Jersey). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2014 annual report on Form 10-K filed on October 3, 2016.

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

The assets and liabilities of the Company’s subsidiaries in Canada at March 31, 2015 and December 31, 2014 were translated at 0.79 CAD$ and 0.86 CAD$, respectively, to 1.00 USD$. The equity accounts were stated at their historical rate. The average translation rate applied to statement of operations accounts for the three months ended March 31, 2015 was 0.81 CAD$. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include fair value of assets and liabilities acquired in a business combination, fair value of contingent liabilities, the useful lives of property and equipment, and collectability of receivables. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts and foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on credit history with customers and their current financial condition. Bad debt expense or write-offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the three months ended March 31, 2015, the Company had allowance for doubtful accounts recovery of $1,274. There were no write-offs during the three months ended March 31, 2014. The accounts receivable balance and allowance for doubtful accounts are as follows:

	March 31, 2015	December 31, 2014
Accounts receivable	$-	$2,406
Allowance for doubtful accounts	-	-
Accounts receivable, net	$-	$2,406

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

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2015 and December 31, 2014, no impairment of long-lived assets was recognized.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2015 and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Rescission Liability – Type A Warrants	--	--	$7,165,413	$7,165,413
Rescission Liability – Type B Warrants	--	--	$249,111	$249,111
Total	--	--	$7,414,524	7,414,524

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis in operations disposed for the three months ended March 31, 2015 and year ended December 31, 2014:

	March 31, 2015	December 31, 2014
Beginning balance	$7,414,524	$7,416,774
Refund to warrant A holder	-	(2,250)
Ending balance	$7,414,524	$7,414,524

Revenue Recognition

The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company generally receives the net sales price in cash or through credit card payments when products are ordered. When the Company has sales events whereby the sales are non-returnable or non-refundable, the revenue is recognized when products are shipped. Advance payments from customers are deferred and revenue is recognized when products are shipped. Deferred revenue for customer deposits as of March 31, 2015 and December 31, 2014 was $1,494,007 and $1,617,369 respectively.

Our service revenue includes shipping and handling fees. Shipping and handling fee revenue is recognized when products have been delivered.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of March 31, 2015 and December 31, 2014 are estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of March 31, 2015 and December 31, 2014.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our consolidated financial statements. While all products are priced in US currency, the Company may accepts payments in USD, Hong Kong dollars and Chinese RMB.

Shipping and Handling Expenses

Shipping and handling costs paid by the Company are included in selling expenses, and totaled $10,806 and $58,564 for the three months ended March 31, 2015 and 2014, respectively.

Bonus Expense

Prior to June 1, 2014, the Company offered a network membership to individuals interested in selling E-World products. Members could earn bonuses, similar to commissions, based on retail sales volume of certain other downline members referred by the member. Bonus expenses were accrued in the period in which the member met the qualifications to receive the related benefits. Bonuses were redeemed by members in cash, either by withdrawal or by applying their cash balance against future product purchases. As bonus expenses result in cash payments to our customers, we net these expenses with revenue in accordance with ASC 605-50-45-2. Bonus expenses netted with revenue for the three months ended March 31, 2014 were $1,328,943. In June 2014, the Company ceased utilizing its membership network to sell its products.

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

For three months ended March 31, 2015, contingent shares did not have a dilutive effect on loss per share as the Company had incurred a loss for the period. For three months ended March 31, 2014, the potential dilutive effect on earnings per share reflected Type A and Type B Warrants in total shares of 25,787,796. Diluted earnings per share was $0.02, compared to $0.01 basic earnings per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, may exceed Canada Deposit Insurance Corporation (CDIC) insured limits for the banks located in Canada or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. At March 31, 2015, the bank balance of the Company consisted of $254,101 in the United States and $63,245 in Hong Kong and these balance are all insured by FDIC or HKDPB. At December 31, 2014, the bank balance of the Company consisted of $312,054 in the United States and $2,895 in Hong Kong and these balance are all insured by FDIC or HKDPB.

The Company requires pre-payments for its sales, which eliminates the exposure to credit risks arising from its customers.

No customer accounted for more than 10% of our sales during the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015, one supplier accounted for approximately 83% of product purchases and during the three months ended March 31, 2014, two suppliers accounted for approximately 87% of product purchases.

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

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

New Accounting Pronouncements

In January 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2015, the FASB issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. The Company does not expect the adoption of ASU 2015-03 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, an amendment to ASC 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in ASC 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 Investments-Equity and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The objective is to simplify investor’s accounting for equity method investments as a result of an increase in ownership level or degree of influence over the investee from prior period and requires prospective application of equity method accounting from the date when an equity investment qualifies for equity method of accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2016, 2016-08—Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The object is to reduce the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance and to reduce the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintain or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in ASC 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for ASC 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2016, the FASB has ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is evaluating the effect, if any, on the Company’s unaudited condensed consolidated financial statements.

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

From inception, January 5th, 2007 to December 31, 2010, new members purchased a package of products and received an option to include Type A Warrants in the purchase. Net cash proceeds from Type A Warrants sold to members through December 31, 2010 were $8,169,707. During 2011, a total of 18,000 Type A warrants were exercised for cash refunds totaling $22,950 and products of the Company for $7,200. During 2012, all of the remaining Type A warrants were exercised for the following:

(1)	842,300 warrants for $495,170 in cash refunds

(2)	10,300 warrants for $16,650 in products

(3)	23,296,688 warrants for shares of common stock

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities--Type A Warrants”). The value of the Rescission Liabilities--Type A Warrants was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A warrant shares. As of March 31, 2015 and December 31, 2014, 23,206,888 shares are included in Rescission Liabilities--Type A Warrants and totaled $7,165,413 as of March 31, 2015 and December 31, 2014.

Type B Warrants

During 2009 and 2010, the Company issued a total of 2,491,108 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. Type B Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants may not be valid; therefore, we recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to members. The Company determined the comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value on the date of issuance was $1,245,555. The fair value of the Type B warrants as of March 31, 2015 and December 31, 2014 was $249,111.

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and cannot be reasonably predicted at this time when it will occur.

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

According to the Official Indictment number 2014-133 issued to Mr. Charlie Leung by the District Attorney’s office of ZhuShan County, HuBei Province on November 10, 2014, the district attorney stated that E-World USA Holding, Inc. had not obtained a direct sales license in the PRC. According to the Indictment, Mr. Wang sent Mr. Leung to China as Senior VP of China operations to develop business. Mr. Leung developed a program to award bonuses to members for 1. Achieving sales targets, and 2. Developing new members. This was considered by China Regulatory Authorities to be pyramid sale activities in China which did not comply with what was asserted to be applicable China Law. As a result of the indictment, in May 2014, E-World discontinued its DSA sales model in China and elsewhere and now sells only through its website. The indictment was issued and mentioned that Mr. Wang will be treated in a separate case. As of the date of this report, the Company is not aware of a separate case having been filed against Mr. Wang. The balance in the Frozen Accounts totaled of RMB 22,848,737, or $3,643,000, all of which was impaired.

Note 7 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	March 31, 2015	December 31, 2014
Nutrition supplements	$211,280	$322,701
Skin-care products	27,510	28,879
Less: inventory reserve	(122,014)	(122,623)
Inventories, net	$116,776	$228,957

For the three months ended March 31, 2015, the Company recorded a recovery of prior allowance totaling ($609). For the three months ended March 31, 2014, the Company recorded valuation allowance of $50,566 due to slow inventory movement and upcoming product expiration dates.

Note 8 - Property and Equipment

Property and equipment consist of following:

	March 31, 2015	December 31, 2014
Computer equipment and software	$114,953	$114,953
Furniture and fixture	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(229,614)	(221,096)
Property and equipment, net	$131,755	$140,273

Depreciation expense totaled $8,518 and $12,256 for the three months ended March 31, 2015 and 2014, respectively.

Note 9 – Debt

Long term loan

In June 2012, the Company purchased a new vehicle by trading in the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. The loan amount was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During the three months ended March 31, 2015 and 2014, the Company paid $7,813 and $9,051 for the loan, respectively. Future maturities of long term debt are as follows:

Nine months ended December 31, 2015	$21,850
Year ended December 31, 2016	30,394
Year ended December 31, 2017	15,757
Total	$68,001
Current portion of long term debt	(29,312)
Long term debt	$38,689

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

This short term debt bears no interest and matures upon the earlier of (a) the effective date of a registration statement filed with the Securities and Exchange Commission in connection the completion by the Company of a $30,000,000 debt or equity offering or (b) March 31, 2015. The Company recorded $1,772,633 as discount on the note. The discount is amortized over the life of the promissory note.

The Company amortized $886,317 of the discount for the three months ended March 31, 2015. As of March 31, 2015, the promissory note amounted to $20,004,345, net of discount of $196,959. As of December 31, 2014, the promissory note amounted to $19,118,028, net of discount of $1,083,276.

In April 2015, the Company terminated its purchase of Prime, and the promissory note was cancelled. See Note 2 and Note 13.

Note 10 - Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2015:

Three months ended March 31, 2015
Federal statutory rate	34.0%
State statutory rate	8.8%
Valuation allowance	(39.8)%
Permanent difference	(3.0)%
Effective tax rate	0.0%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $7,703,000 for Federal and $6,738,000 for California as of March 31, 2015, and will expire in the years 2030 to 2035. The accumulated net operating loss carry forward is approximately $5,900,000 for Federal and $4,935,000 for California as of December 31, 2014. During the year ended December 31, 2014 and the three months ended March 31, 2015, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, Management has provided 100% valuation allowance for the deferred tax assets.

As of March 31, 2015 and December 31, 2014, the valuation allowance was approximately $3,012,000 and $2,294,000, respectively.

The movement of deferred tax assets is as follows:

Three months ended March 31, 2015
Deferred tax asset, beginning balance	$-
Addition (deduction) from net operating loss carry-forward - federal	646,741
Addition (deduction) from net operating loss carry-forward - state	110,870
Addition (deduction) from temporary difference - federal	43,470
Addition (deduction) from temporary difference - state	7,481
Addition (deduction) in valuation allowance	(808,562)
Deferred tax asset, ending balance	$-

As of March 31, 2015 and December 31, 2014, federal tax returns filed for 2012, 2013 and 2014 remain subject to examination by the taxing authorities. As of March 31, 2015 and December 31, 2014, California tax returns filed for 2011, 2012, 2013 and 2014 remain subject to examination by the taxing authorities.

Note 11 - Related Party Transactions

Due to shareholder

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to, as well as borrows money from, the Company. Such business transactions are recorded as due to or from shareholder. During the three months ended March 31, 2015 and 2014, advances totaled $1,096,810 and $138, respectively and payment to shareholder totaled $34,907 and $10,402, respectively. As of March 31, 2015 and December 31, 2014, the balance due to shareholder amounted to $3,209,052 and $2,147,149, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties

Prior to 2014, the Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of March 31, 2015 and December 31, 2014, the Company owed $298,562 to these related parties.

Note 12 - Commitments

Operating lease

The Company rents office and warehouse spaces for its main corporate office on a month to month basis without future commitment. The Company incurred rent expense of $35,150 and $44,743 for the three months ended March 31, 2015 and 2014, respectively.

Note 13 – Subsequent event

On April 21, 2015, the Company terminated its purchase of Prime because it was unable to complete the offering contemplated in the Share Exchange Agreement and therefore, was unable to repay the $20,201,304 promissory note. The Company entered into a Termination and Release Agreement with each of the former owners of the Prime: Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc. The effective date of the termination for US GAAP purposes under ASC 810-10-40 was April 21, 2015. As such, all assets acquired and liabilities assumed have been presented as assets and liabilities held for sale in the December 31, 2014 financial statement. Upon termination of the agreement:

•	The Company received CAD$1,500,000 of the CAD$2,000,000 cash portion of the purchase (approximately $1,247,920);

•	The CAD$22,780,000 (approximately $20,201,304) promissory note was cancelled;

•	The 25,000,000 shares of Common Stock were returned back to the Company, and the 25% contingent option was cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

NOTICE TO INVESTORS:

PLEASE READ BEFORE EXAMINING THE REMAINDER OF THIS FORM 10-Q.

If E-World’s new method of marketing in China, called the Affiliate Marketing Program, is considered by Chinese government authorities to violate the laws of the People’s Republic of China, the Company could suffer damages similar to, or harsher than, those which resulted from actions taken by the Chinese government in connection with the Company’s previous, now- discontinued Direct Sales Associate, or DSA, sales method, which could lead to significant decline in revenues as well as the loss of all or a significant amount of the value of your investment.

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

The Chinese legal provisions governing the type of sales activities currently used by E-World, called the Affiliate Marketing Program, or AMP (“AMP”) are called Regulations on Prohibition of Chuanxiao (2005) [“Anti Chuanxiao Regulations”]. The law gives regulatory authorities wide discretion in applying the Anti-Chuanxio Regulations to sales activities, such as the Affiliate Marketing Program (“AMP”) used by the Company in China.

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

Notwithstanding the past history of being found in violation of Chinese law for its selling methods and the significant adverse consequences described above, the Company has chosen to utilize the AMP anyway.

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

Since June 2014, we have mainly sold our products over the Internet directly to end-user customers through our web site, www.dailynu.com. In March 2016, we implemented an affiliate marketing program.

Marketing: The Affiliate Marketing Program (“AMP”)

A more complete description of how the AMP operates is as follows:

•	The Company’s website (Dailynu.com) is an online shopping store and everyone in China can purchase the products from this website by credit card;

•	The Affiliate Marketing Program is a performance-based marketing program in which the Company rewards one or more affiliates (the “Affiliate Members”) for each successful customer purchase brought by the Affiliate Members’ own marketing efforts;

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

•

Currently, the Company has two options for the payment of commission rewards. One alternative is that an Affiliate Member may earn 70% of the monthly sales amount generated from his or her affiliate link if that Affiliate Member achieves the total sales in an amount that exceeds $10,000 per month. The other alternative pays every Affiliate Member 20% of the monthly sales amount generated from his or her affiliate link; and

•	The commission rewards are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash.

In addition, we believe e-commerce for online ordering has become more popular and that consumers have become more confident in ordering products, like ours, over the Internet. However, the nutritional supplement and skin care product e-business markets have been competitive and are rapidly evolving.

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

Discontinued operations

On October 20, 2014, we entered into a Share Purchase Agreement for the purchase of the outstanding shares Prime Nutrisource Inc., Nugale Pharmaceutical Inc., and Prime Nutrisource Inc. (New Jersey), and together as “Prime”. Total purchase price included:

•	CAD$2,000,000 (approximately $1,773,600);

•	Short term debt totaling CAD$22,780,000 (approximately $20,201,304);

•	25,000,000 shares E-World Common Stock representing 14% ownership in E-World with an opportunity to acquire additional E-World Common Stock attaining a 25% ownership.

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

Results of Operations

	Three months ended
	March 31,
				Percentage
	2015	2014	Change	Change
Total Sales	$250,804	$3,933,827	$(3,683,023)	(94%)
Total cost of sales	230,326	376,941	(146,615)	(39%)
Gross profit	20,478	3,556,886	(3,536,408)	(99%)
Operating expenses
Selling	124,801	153,796	(28,995)	(19%)
Depreciation	8,518	12,256	(3,738)	(30%)
General and administrative	936,036	482,145	453,891	94%
Total operating expenses	1,069,355	648,197	421,158	65%
(Loss) Income from operations before income taxes	(1,048,877)	2,908,689	(3,957,566)	(136%)
Other income (expense), net	(887,110)	(1,603)	(885,507)	(55,241%)
Provision for income taxes	-	-	-	-%
Net loss from continuing operations	(1,935,987)	2,907,086	(4,843,073)	(167%)
Net loss from discontinued operations, net of applicable income taxes	(102,288)	-	(102,288)	(100%)
Net (loss) income	$(2,038,275)	$2,907,086	$(4,945,361)	(170%)

Comparison of the three months ended March 31, 2015 and 2014

Total sales decreased by $3,683,023 or 94% from approximately $3,933,827 in 2014 to $250,804 in 2015. The decrease of sales was mainly due to termination of our prior sales model which involved sales of our product through another website by means of a network of Direct Sales Associates, or “DSA’s” in June 2014. Since June 2014, we have mainly sold our products over the Internet directly to end-user customers. As a result, the change in sales approach has materially decreased sales of the Company.

The cost of sales decreased by $146,615 or 39% from $376,941 in 2014 to $230,326 in 2015. The decrease was mainly due to the decreases in sales as we ceased utilizing our prior sales model in June 2014 which involved sales of our product through another website by means of DSA’s.

Gross profit percentage is generally higher with the sales of our own products and with the DSA model than selling our products over the Internet directly to end-user customers. As a result, from ceasing to utilize our prior sales model which involved sales of our product through another website by means of the DSA model in June 2014, our gross margin decreased from approximately $3,556,886 or 90% in 2014 to $20,478 or 8% in 2015.

Selling expenses decreased from $153,796 in 2014 to $124,801 in 2015. The decrease of $28,995 or 19% was mainly due to a decrease in marketing development expenses incurred for promotion of our DSA sales network.

General and administrative expenses increased by $453,891 from $482,145 in 2014 to $936,036 in 2015. General and administrative expenses increased significantly due to the acquisition of Prime, primarily for professional fees incurred for attorneys, consulting and auditing expenses.

Finance expense totaled $887,110 in 2015 mainly due to the short term debt issued to acquire Prime as compared to $1,603 in 2014. The note was non-interest bearing and therefore was discounted. Amortization of the discount totaled $886,317.

Net income (loss) from continuing operations decreased by $4,843,073 from $2,907,086 net income in 2014 to $1,935,987 net loss in 2015 mainly due to the increase of general administrative expenses and financial expenses and decreased in sales as mentioned above.

Net loss from discontinued operations totaled $102,288 in 2015 due to the acquisition of Prime on October 20, 2014, which we terminated on April 21, 2015.

Liquidity and Capital Resources

As of March 31, 2015, we had a cash balance of $296,299 and $317,346 at December 31, 2014. Our cash balance at March 31, 2015 and December 31, 2014 was significantly impacted by the inability to access approximately $3,643,000 in cash held in bank accounts in the People’s Republic of China.

For the three months ended March 31, 2015, cash used in operating activities amounted to approximately $0.2 million as compared to approximately $52,000 used in operating activities in the same period ended 2014. Cash used in operating activities was mainly due to approximately $1.9 million of net loss from the Company and the decrease of approximately $0.1 million of deferred revenue, offset by net cash provided by operating activities from discontinued operations of approximately $0.9 million, the decrease of inventory of approximately $0.1 million as we are anticipating a weaker sales for the remainder of 2015 and net of approximately $0.9 million of non-cash operating activities.

For the three months ended March 31, 2015, cash used in investing activities amounted to approximately $66,000. Cash used in investing was mainly due to Prime purchasing equipment for its operations.

For the three months ended March 31, 2015, financing activities provided approximately $1.0 million as compared to the same period in 2014 when we used approximately $22,000 to repay related parties and shareholder advances. Cash received in the three months ended March 31, 2005 for the amount of $1.1 million was from our principal shareholder and Chief Executive Officer.

Other than operating expenses, the Company does not have significant cash commitments. Cash requirements include cash needed for payroll, payroll taxes, rent, and other operating expenses. However in response to the reduced liquidity factors described above, the Company has continued find ways to reduce our operating expenses. In addition, should our Company need additional capital, our principal shareholder and Chief Executive Officer may lend money to the Company from time to time to the extent he is in a position to do so. No assurance can be provided that he will be in a position to continue to lend funds to the Company in the future.

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

Item 4. Controls and Procedures

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2015, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us, except with respect to the matter described below.

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

On February 6, 2016, our President and Chief Executive Officer of the Company has filed a complaint to the Commission for discipline inspection of the Central Committee of the Communist Party of China and is in the process of trying to recover the Frozen Accounts. No assurance can be provided that the complaint will be successful or that the frozen funds will ever be released to Mr. Wang or the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2015.

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

E-World USA Holding, Inc.

Title	Name	Date	Signature

President and CEO	Ding Hua Wang	December 14, 2016	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, CEO, Acting	December 14, 2016
Principal Financial and Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

