Form 10-Q
period 2015-06-30
E-WORLD USA HOLDING,INC
filed 2016-12-21
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of December 21, 2016, there were 142,828,993 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$471,232	$317,346
Accounts receivable, net	-	2,406
Inventory, net	240,617	228,957
Prepaid expenses	22,347	94,637
Other receivables	-	1,041
Current assets held for sale	-	5,350,907
TOTAL CURRENT ASSETS	734,196	5,995,294

OTHER ASSETS:
Property and Equipment, net	123,237	140,273
Deposits and other assets	18,621	15,621
Other assets held for sale	-	22,128,657
TOTAL OTHER ASSETS	141,858	22,284,551

TOTAL ASSETS	$876,054	$28,279,845

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$886,891	$862,296
Deferred revenue	1,449,521	1,617,369
Due to shareholder	3,216,723	2,147,149
Advances from related parties	298,562	298,562
Current portion of long term debt	29,669	28,961
Promissory note	-	19,118,028
Contingent liabilities	-	481,938
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	249,111	249,111
Current liabilities held for sale	-	3,243,441
TOTAL CURRENT LIABILITIES	13,295,890	35,212,268

NON-CURRENT LIABILITIES:
Long term debt	31,137	46,151
Non-current liabilities held for sale	-	611,506
TOTAL NON-CURRENT LIABILITIES	31,137	657,657

TOTAL LIABILITIES	13,327,027	35,869,925

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 and 167,828,993 shares issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	142,829	167,829
Additional paid-in capital	3,583,702	6,676,013
Accumulated deficit	(16,177,504)	(13,799,371)
Accumulated other comprehensive loss	-	(634,551)
TOTAL SHAREHOLDERS' DEFICIT	(12,450,973)	(7,590,080)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$876,054	$28,279,845

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

SALES:
Product sales	$49,664	$2,178,231	$292,163	$6,020,900
Service revenue	9,173	55,323	17,478	146,481
TOTAL SALES	58,837	2,233,554	309,641	6,167,381

COST OF SALES, net	44,619	138,298	274,945	515,239

GROSS PROFIT	14,218	2,095,256	34,696	5,652,142

OPERATING EXPENSES
Selling expenses	98,368	88,378	223,169	242,174
Depreciation expenses	8,518	11,020	17,036	23,276
General and administrative expenses	941,146	463,722	1,877,182	945,867
Total operating expenses	1,048,032	563,120	2,117,387	1,211,317

(LOSS) INCOME FROM OPERATIONS	(1,033,814)	1,532,136	(2,082,691)	4,440,825

OTHER INCOME (EXPENSE), net
Gain from disposal of Prime	912,563	-	912,563	-
Finance expenses	(197,637)	(746)	(1,084,747)	(2,349)
Total other income (expense), net	714,926	(746)	(172,184)	(2,349)

(LOSS) INCOME BEFORE INCOME TAXES	(318,888)	1,531,390	(2,254,875)	4,438,476

PROVISION FOR INCOME TAXES	-	224,743	-	224,743

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(318,888)	1,306,647	(2,254,875)	4,213,733

NET LOSS FROM DISCONTIUNED OPERATIONS, net of applicable income taxes	(20,970)	-	(123,258)	-

NET (LOSS) INCOME	(339,858)	1,306,647	(2,378,133)	4,213,733

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	650,409	-	(1,014,445)	-

COMPREHENSIVE (LOSS) INCOME	$310,551	$1,306,647	$(3,392,578)	$4,213,733

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	148,598,224	142,828,993	158,160,485	142,828,993
Diluted	148,598,224	168,607,489	158,160,485	168,607,489

(LOSS) EARNINGS PER SHARE - BASIC
Continuing operations	$0.00	$0.01	$(0.01)	$0.03
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net (loss) income	$0.00	$0.01	$(0.01)	$0.03

(LOSS) EARNINGS PER SHARE - DILUTED
Continuing operations	$0.00	$0.01	$(0.01)	$0.02
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net (loss) income	$0.00	$0.01	$(0.01)	$0.02

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 and 2014

(UNAUDITED)

	For the six months ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(2,378,133)	$4,213,733
Net loss from discontinued operations	(123,258)	-
Net (loss) income from continuing operations	(2,254,875)	4,213,733
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,036	23,276
Bad debt recovery	(1,374)	-
Inventory valuation (recovery) reserve	(1,546)	50,566
Amortization of promissory note discount	1,083,276	-
Gain on disposal of Prime	(912,563)	-
(Increase) decrease in assets:
Accounts receivable	3,780	(43,295)
Inventory	(10,113)	(161,932)
Prepaid expenses	72,290	177,836
Other receivables	1,041	-
Deposits and other assets	(3,000)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	24,595	(732,097)
Deferred revenue	(167,848)	(3,020,835)
Net cash provided by operating activities from discontinued operations	1,034,924	-
Net Cash (Used in) Provided by Operating Activities	(1,114,377)	507,252

Cash Flows from Investing Activities:
Net consideration returned from disposal of Prime	1,247,920	-
Cash held at Prime at disposition	(1,975,777)	-
Net cash used in investing activities from discontinued operations	(65,887)	-
Net Cash Used in Investing Activities	(793,744)	-

Cash Flows from Financing Activities:
Advances from shareholder	1,204,295	938
Payment to shareholder	(134,721)	(166,752)
Principal payments on debt	(14,306)	(13,631)
Refunds to Warrants A Holders	-	(2,250)
Net cash used in financing activities from discontinued operations	(10,751)	-
Net Cash Provided by (Used in) Financing Activities	1,044,517	(181,695)

Effects of exchange rate change in cash	(42,011)	-

Net (Decrease) Increase in Cash	(905,615)	325,557

Cash from continuing operations, beginning of period	317,346	5,258,236

Cash from discontinued operations, beginning of period	1,059,501	-

Cash, end of period	$471,232	$5,583,793

Supplemental Disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,472	$-
Income taxes	$-	$4,000

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

On April 21, 2015, the Company terminated its purchase of the Prime, and entered into a Termination and Release Agreement with each of Prime, the former owners of the Prime, Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc., and the Company’s subsidiary E-World Canada Holding, Inc. Upon termination of the agreement:

•	Prime returned CAD$1,500,000 of the CAD$2,000,000 cash portion of the purchase (approximately $1,247,920);

•	The CAD$22,780,000 (approximately $20,201,304) promissory note was cancelled;

•	The 25,000,000 shares of Common Stock were returned to the Company, and Prime’s 25% contingent shares were cancelled.

Total gain from disposal of Prime on April 21, 2015 calculated as follows:

Long term investment in Prime	$(22,486,914)
Net consideration	1,247,920
Cancellation of promissory note	20,201,304
Cancellation of 25,000,000 shares of common stock	3,117,311
Cancellation of 25% contingent shares	481,938
Accumulated other comprehensive loss	(1,648,996)
Gain from disposal of Prime	$912,563

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

Reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheet at December 31, 2014 and as of the disposal date at April 21, 2015 is as follows:

	April 21, 2015	December 31, 2014

Carrying amounts of major classes of assets included as part of discontinued operations:

CURRENT ASSETS:
Cash	$1,975,777	$1,059,501
Accounts receivable, net	2,116,822	2,171,790
Inventories	2,097,858	2,096,735
Prepaid expenses	21,776	22,881
Total current assets held for sale	6,212,233	5,350,907

OTHER ASSETS:
Property and equipment, net	3,637,641	3,833,530
Intangible assets, net	13,377,122	14,439,786
Goodwill	3,855,341	3,855,341
Total other assets held for sale	20,870,104	22,128,657

Total assets of the disposal group classified as held for sale	$27,082,337	$27,479,564

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,649,610	$1,108,720
Taxes payable	900,929	1,436,829
Deferred revenue	826,994	31,238
Advance from related parties	648,627	666,654
Total current liabilities held for sale	4,026,160	3,243,441

NON-CURRENT LIABILITIES:
Long-term debt	569,263	611,506
Total non-current liabilities held for sale	569,263	611,506

Total liabilities of the disposal group classified as held for sale	$4,595,423	$3,854,947

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Discontinued operations:

Sales	$478,342	$4,602,342
Cost of sales	(301,311)	(3,043,730)
Gross profit	177,031	1,558,612
Selling expense	(41,949)	(257,524)
Depreciation and amortization expenses	(60,847)	(333,149)
General and administrative expenses	(109,907)	(1,099,302)
Other income	14,702	20,127
Income from operations before income taxes	(20,970)	(111,236)
Provision for income tax	-	12,022
Net income	$(20,970)	$(123,258)

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

Note 3 – Going Concern

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and negative working capital and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying to alleviate the going concern by: securing various financing resources, including but not limited to, borrowing from major shareholder, and the possibility of raising funds through a future public offering.

Note 4 – Summary of Significant Accounting Policies

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

The assets and liabilities of the Company’s subsidiaries in Canada at April 21, 2015 (disposal date) and December 31, 2014 were translated at 0.82 CAD$ and 0.86 CAD$, respectively, to 1.00 USD$. The equity accounts were stated at their historical rate. The average translation rate applied to statement of operations accounts for the three and six months ended June 30, 2015 was 0.80 CAD$ and 0.81 CAD$, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on credit history with customers and their current financial condition. Bad debt expense or write-offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the three and six months ended June 30, 2015, the Company had allowance for doubtful accounts recovery of $100 and $1,374, respectively. There were no write-offs during the three and six months ended June 30, 2014. The accounts receivable balance and allowance for doubtful accounts are as follows:

	June 30, 2015	December 31, 2014
Accounts receivable	$-	$2,406
Allowance for doubtful accounts	-	-
Accounts receivable, net	$-	$2,406

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

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2015 and December 31, 2014, no impairment of long-lived assets was recognized.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2015 and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Rescission Liability – Type A Warrants	-	-	$7,165,413	$7,165,413
Rescission Liability – Type B Warrants	-	-	249,111	249,111
Total	-	-	$7,414,524	$7,414,524

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis in operations disposed for the six months ended June 30, 2015 and year ended December 31, 2014:

	June 30, 2015	December 31, 2014
Beginning balance	$7,414,524	$7,416,774
Refund to warrant A holder	-	(2,250)
Ending balance	$7,414,524	$7,414,524

Revenue Recognition

The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company generally receives the net sales price in cash or through credit card payments when products are ordered. When the Company has sales events whereby the sales are non-returnable or non-refundable, the revenue is recognized when products are shipped. Advance payments from customers are deferred and revenue is recognized when products are shipped. Deferred revenue for customer deposits as of June 30, 2015 and December 31, 2014 was $1,449,521 and $1,617,369 respectively.

Our service revenue includes shipping and handling fees. Shipping and handling fee revenue is recognized when products have been delivered.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of June 30, 2015 and December 31, 2014 are estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of June 30, 2015 and December 31, 2014.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our consolidated financial statements. While all products are priced in US currency, the Company may accepts payments in USD, Hong Kong dollars and Chinese RMB.

Shipping and Handling Expenses

Shipping and handling costs paid by the Company are included in selling expenses, and totaled $8,622 and $58,648 for the three months ended June 30, 2015 and 2014, respectively. Shipping and handling costs paid by the Company are included in selling expenses, and totaled $19,428 and $117,212 for the six months ended June 30, 2015 and 2014, respectively.

Bonus Expense

Prior to June 1, 2014, the Company offered a network membership to individuals interested in selling E-World products. Members could earn bonuses, similar to commissions, based on retail sales volume of certain other downline members referred by the member. Bonus expenses were accrued in the period in which the member met the qualifications to receive the related benefits. Bonuses were redeemed by members in cash, either by withdrawal or by applying their cash balance against future product purchases. As bonus expenses result in cash payments to our customers, we net these expenses with revenue in accordance with ASC 605-50-45-2. Bonus expenses netted with revenue for the three months and six months ended June 30, 2014 were $1,241,333 and $2,570,276, respectively. In June 2014, the Company ceased utilizing its membership network to sell its products.

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

For three and six months ended June 30, 2015, contingent shares did not have a dilutive effect on loss per share as the Company had incurred a loss for the period. For three months ended June 30, 2014, the potential dilutive effect on earnings per share reflected Type A and Type B Warrants in total shares of 25,778,496. Diluted earnings per share was $0.01, compared to $0.01 basic earnings per share. For six months ended June 30, 2014, the potential dilutive effect on earnings per share reflected Type A and Type B Warrants in total shares of 25,778,496. Diluted earnings per share was $0.02, compared to $0.03 basic earnings per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, may exceed Canada Deposit Insurance Corporation (CDIC) insured limits for the banks located in Canada or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. At June 30, 2015, the bank balance of the Company consisted of $465,697 in the United States and $2,775 in Hong Kong and $252,775 of these balance are insured by FDIC or HKDPB. At December 31, 2014, the bank balance of the Company consisted of $312,054 in the United States and $2,895 in Hong Kong and these balance are all insured by FDIC or HKDPB.

The Company requires pre-payments for its sales, which eliminates the exposure to credit risks arising from its customers.

No customer accounted for more than 10% of our sales during the three and six months ended June 30, 2015 and 2014.

During the three months ended June 30, 2015, two suppliers accounted for approximately 74% of product purchases and during the three months ended June 30, 2014, one supplier accounted for approximately 76% of product purchases.

During the six months ended June 30, 2015, two suppliers accounted for approximately 71% of product purchases and during the six months ended June 30, 2014, two suppliers accounted for approximately 82% of product purchases.

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

(3)	23,296,688 warrants for shares of common stock

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A warrant shares. As of June 30, 2015 and December 31, 2014, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413.

Type B Warrants

During 2009 and 2010, the Company issued a total of 2,491,108 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. Type B Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants may not be valid; therefore, we recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to members. The Company determined the comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value on the date of issuance was $1,245,555. The fair value of the Type B warrants as of June 30, 2015 and December 31, 2014 was $249,111.

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and cannot be reasonably predicted at this time when it will occur.

Note 6 – Impairment Expenses

On May 26, 2015, the Company concluded that a material charge for impairment was required under generally accepted accounting principles. The impaired assets were approximately $3,643,000 in bank accounts in the People’s Republic of China. For administrative reasons, the accounts were held and relate to cash deposited in the name of Mr. Dinghua Wang, President and Chief Executive Officer of the Company. These accounts have been frozen by authorities in the Chinese legal system (the “Frozen Accounts”) in a case involving alleged illegal activities in China by one or more persons claiming to be officers in the Company. The Chinese legal authorities asserted that these activities gave them the right to freeze the accounts. Although the Company believes that the funds in the Frozen Accounts were improperly frozen and that ultimately the funds in the Frozen Accounts will be made available to the Company, under the current factual situation, there is a material uncertainty as to both if and when the Frozen Accounts will be recovered by the Company. Accordingly, the Board of Directors agreed to recognize the impairment in 2014. The Company does not believe this impairment charge will result in future cash expenditures.

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

Note 7 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	June 30, 2015	December 31, 2014
Nutrition supplements	$334,820	$322,701
Skin-care products	26,874	28,879
Less: inventory reserve	(121,077)	(122,623)
Inventories, net	$240,617	$228,957

For the three months ended June 30, 2015, the Company recorded a recovery of prior inventory reserve totaling ($937). For the three months ended June 30, 2014, the Company did not have any change to the inventory valuation allowance.

For the six months ended June 30, 2015, the Company recorded a recovery of prior inventory reserve totaling ($1,546). For the six months ended June 30, 2014, the Company recorded valuation allowance of $50,566 due to slow inventory movement and upcoming product expiration dates.

Note 8 – Property and Equipment

Property and equipment consist of following:

	June 30, 2015	December 31, 2014
Computer equipment and software	$114,953	$114,953
Furniture and fixture	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(238,132)	(221,096)
Property and equipment, net	$123,237	$140,273

Depreciation expense totaled $8,518 and $11,020 for the three months ended June 30, 2015 and 2014, respectively.

Depreciation expense totaled $17,036 and $23,276 for the six months ended June 30, 2015 and 2014, respectively.

Note 9 – Debt

Long term loan

In June 2012, the Company purchased a new vehicle by trade-in the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. The loan amount was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During the six months ended June 30, 2015 and 2014, the Company paid $14,306 and $13,631 for the loan, respectively. Future maturities of long term debt are as follows:

Six months ended December 31, 2015	$14,655
Year ended December 31, 2016	30,394
Year ended December 31, 2017	15,757
Total	60,806
Current portion of long term debt	(29,669)
Long term debt	$31,137

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

This short term debt bears no interest and matures upon the earlier of (a) the effective date of a registration statement filed with the Securities and Exchange Commission in connection the completion by the Company of a $30,000,000 debt or equity offering or (b) March 31, 2015. The Company recorded $2,855,909 and $1,772,633 as discount on the note as of April 21, 2015 (disposal date) and December 31, 2014, respectively. The discount is amortized over the life of the promissory note.

The Company amortized $196,959 and $1,083,276 of the discount for the three months and six months ended June 30, 2015, respectively.

In April 2015, the Company terminated its purchase of Prime, and the promissory note was cancelled. See Note 2.

Note 10 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2015:

	Three month ended June 30, 2015	Six months ended June 30, 2015
Federal statutory rate	34.0%	34.0%
State statutory rate	8.8%	8.8%
Valuation allowance	(36.0)%	(36.4)%
Permanent difference	(6.8)%	(6.4)%
Effective tax rate	0.0%	0.0%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $8,050,000 for Federal and $7,085,000 for California as of June 30, 2015, and will expire in the years 2030 to 2035. The accumulated net operating loss carry forward is approximately $5,900,000 for Federal and $4,935,000 for California as of December 31, 2014. During the year ended December 31, 2014 and the six months ended June 30, 2015, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, Management has provided 100% valuation allowance for the deferred tax assets.

As of June 30, 2015 and December 31, 2014, the valuation allowance was approximately $3,150,000 and $2,294,000, respectively.

The movement of deferred tax assets is as follows:

Six months ended June 30, 2015
Deferred tax asset, beginning balance	$-
Addition (deduction) from net operating loss carry-forward - federal	762,702
Addition (deduction) from net operating loss carry-forward - state	130,727
Addition (deduction) from temporary difference - federal	(31,684)
Addition (deduction) from temporary difference - state	(5,379)
Addition (deduction) in valuation allowance	(856,366)
Deferred tax asset, ending balance	$-

As of June 30, 2015 and December 31, 2014, federal tax returns filed for 2012, 2013 and 2014 remain subject to examination by the taxing authorities. As of June 30, 2015 and December 31, 2014, California tax returns filed for 2011, 2012, 2013 and 2014 remain subject to examination by the taxing authorities.

Note 11 – Related Party Transactions

Due to shareholder

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to, as well as borrows money from, the Company. Such business transactions are recorded as due to or from shareholder. During the six months ended June 30, 2015 and 2014, advances totaled $1,204,295 and $938, respectively and payment to shareholder totaled $134,721 and $166,752, respectively. As of June 30, 2015 and December 31, 2014, the balance due to shareholder amounted to $3,216,723 and $2,147,149, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties

Prior to 2014, the Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of June 30, 2015 and December 31, 2014, the Company owed $298,562 to these related parties.

Note 12 – Commitments

Operating lease

The Company rents office and warehouse spaces for its main corporate office on a month to month basis without future commitment. The Company incurred rent expense of $36,179 and $44,796 for the three months ended June 30, 2015 and 2014, respectively. The Company incurred rent expense of $71,329 and $89,539 for the six months ended June 30, 2015 and 2014, respectively.

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

On April 21, 2015, we terminated our purchase of the Prime Corporations, and entered into a Termination and Release Agreement with each of Prime Corporations, the former owners of the Prime Corporations, Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc., and the Company’s subsidiary E-World Canada Holding, Inc.. The parties agreed that the Termination Agreement would be deemed effective as of October 20, 2014. Upon termination of the agreement:

•	We received CAD$1,500,000 of the CAD$2,000,000 cash portion of the purchase (approximately $1,247,920);

•	The CAD$22,780,000 (approximately $20,201,304) short term debt was cancelled;

•	The 25,000,000 shares of E-World Common Stock have been returned to us, and the 25% contingent option was cancelled.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

	For the three months ended June 30,
				Percentage
	2015	2014	Change	Change
Total Sales	$58,837	$2,233,554	$(2,174,717)	(97)%
Total cost of sales	44,619	138,298	(93,679)	(68)%
Gross profit	14,218	2,095,256	(2,081,038)	(99)%
Operating expenses
Selling	98,368	88,378	9,990	11%
Depreciation	8,518	11,020	(2,502)	(23)%
General and administrative	941,146	463,722	477,424	103%
Total operating expenses	1,048,032	563,120	484,912	86%
(Loss) Income from operations before income taxes	(1,033,814)	1,532,136	(2,565,950)	(167)%
Other income (expense), net	714,926	(746)	715,672	959,35%
Provision for income taxes	-	224,743	(224,743)	(100)%
Net (loss) income from continuing operations	(318,888)	1,306,647	(1,625,535)	(124)%
Net loss from discontinued operations, net of applicable income taxes	(20,970)	-	(20,970)	(100)%
Net (loss) income	$(339,858)	$1,306,647	$(1,646,505)	(126)%

Total sales decreased by $2,174,717 or 97% from $2,233,554 in 2014 to $58,837 in 2015. The decrease of sales was mainly due to termination of our prior sales model which involved sales of our product through another website by means of a network of Direct Sales Associates, or “DSA’s” in June 2014. Since June 2014, we have mainly sold our products over the Internet directly to end-user customers. As a result, the change in sales approach has materially decreased sales of the Company.

The cost of sales decreased by $93,679 or 68% from $138,298 in 2014 to $44,619 in 2015. The decrease was mainly due to the decreases in sales as we ceased utilizing our prior sales model in June 2014 which involved sales of our product through another website by means of DSA’s.

Gross profit percentage is generally higher with the sales of our own products and with the DSA model than selling our products over the Internet directly to end-user customers. As a result, from ceasing to utilize our prior sales model which involved sales of our product through another website by means of the DSA model in June 2014, our gross margin decreased from $2,095,256 or 94% in 2014 to $14,218 or 24% in 2015.

Selling expenses increased from $88,378 in 2014 to $98,368 in 2015. The increase of $9,990 or 11% was mainly due to an increase in marketing development expenses incurred for promotion of our own website during the second quarter of 2015.

General and administrative expenses increased by $477,424 from $463,722 in 2014 to $941,146 in 2015. General and administrative expenses increased significantly due to the acquisition of Prime, primarily for professional fees incurred for attorneys, consulting and auditing expenses until after the disposal of Prime in April 2015.

Other income totaled $714,926 in 2015 mainly due to the $912,563 gain from the disposal of Prime in April 2015 offset by the amortization of promissory note discount related to the short term debt issued to acquire Prime as compared to $746 of other expense in 2014. The note was non-interest bearing and therefore was discounted. Amortization of the discount totaled $196,959 for the three months ended June 30, 2015.

Net income (loss) from continuing operations decreased by $1,625,535 from $1,306,647 net income in 2014 to $318,888 net loss in 2015 mainly due to the increase of general administrative expenses and decrease in sales as mentioned above offset by increase in other income.

Net loss from discontinued operations totaled $20,970 in 2015 due to the acquisition of Prime on October 20, 2014, which we terminated on April 21, 2015.

Comparison of the six months ended June 30, 2015 and 2014

	For the six months ended June 30,
				Percentage
	2015	2014	Change	Change
Total Sales	$309,641	$6,167,381	$(5,857,740)	(95)%
Total cost of sales	274,945	515,239	(240,294)	(47)%
Gross profit	34,696	5,652,142	(5,617,446)	(99)%
Operating expenses
Selling	223,169	242,174	(19,005)	(8)%
Depreciation	17,036	23,276	(6,240)	(27)%
General and administrative	1,877,182	945,867	931,315	98%
Total operating expenses	2,117,387	1,211,317	906,070	75%
(Loss) Income from operations before income taxes	(2,082,691)	4,440,825	(6,523,516)	(147)%
Other income (expense), net	(172,184)	(2,349)	169,835	7,230%
Provision for income taxes	-	224,743	(224,743)	(100)%
Net (loss) income from continuing operations	(2,254,875)	4,213,733	(6,468,608)	(154)%
Net loss from discontinued operations, net of applicable income taxes	(123,258)	-	(123,258)	(100)%
Net (loss) income	$(2,378,133)	$4,213,733	$(6,591,866)	(156)%

Total sales decreased by $5,857,740 or 95% from $6,167,381 in 2014 to $309,641 in 2015. The decrease of sales was mainly due to termination of our prior sales model which involved sales of our product through another website by means of a network of Direct Sales Associates, or “DSA’s” in June 2014. Since June 2014, we have mainly sold our products over the Internet directly to end-user customers. As a result, the change in sales approach has materially decreased sales of the Company.

The cost of sales decreased by $240,294 or 47% from $515,239 in 2014 to $274,945 in 2015. The decrease was mainly due to the decreases in sales as we ceased utilizing our prior sales model in June 2014 which involved sales of our product through another website by means of DSA’s.

Gross profit percentage is generally higher with the sales of our own products and with the DSA model than selling our products over the Internet directly to end-user customers. As a result, from ceasing to utilize our prior sales model which involved sales of our product through another website by means of the DSA model in June 2014, our gross margin decreased from $5,652,142 or 92% in 2014 to $34,696 or 11% in 2015.

Selling expenses decreased from $242,174 in 2014 to $223,169 in 2015. The decrease of $19,005 or 8% was mainly due to a decrease in marketing development expenses incurred for promotion of our DSA sales network.

General and administrative expenses increased by $931,315 from $945,867 in 2014 to $1,877,182 in 2015. General and administrative expenses increased significantly due to the acquisition of Prime, primarily for professional fees incurred for attorneys, consulting and auditing expenses until after the disposal of Prime in April 2015.

Other expense totaled $172,184 in 2015 mainly due to the $912,563 gain from the disposal of Prime in April 2015 offset by the amortization of promissory note discount related to the short term debt issued to acquire Prime as compared to $2,349 of other expense in 2014. The note was non-interest bearing and therefore was discounted. Amortization of the discount totaled $1,083,276.

Net income (loss) from continuing operations decreased by $6,468,608 from $4,213,733 net income in 2014 to $2,254,875 net loss in 2015 mainly due to the increase of general administrative expenses and other expenses and decreases in sales as mentioned above.

Net loss from discontinued operations totaled $123,258 in 2015 due to the acquisition of Prime on October 20, 2014, which we terminated on April 21, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had a cash balance of $471,232 and $317,346 at December 31, 2014. Our cash balance at June 30, 2015 and December 31, 2014 was significantly impacted by the inability to access approximately $3,643,000 in cash held in bank accounts in the People’s Republic of China.

For the six months ended June 30, 2015, cash used in operating activities amounted to approximately $1.1 million as compared to approximately $507,000 used in operating activities in the same period ended 2014. Cash used in operating activities was mainly due to approximately $2.3 million of net loss from the Company and the decrease of approximately $0.2 million of deferred revenue, offset by net cash provided by operating activities from discontinued operations of approximately $1.0 million, the decrease of prepaid expenses of approximately $0.1 million as we amortized more prepaid expense during the period and net of approximately $0.2 million of non-cash operating activities.

For the six months ended June 30, 2015, cash used in investing activities amounted to approximately $0.8 million. Cash used in investing was mainly due to disposal of approximately $2.0 million in Prime’s cash balance offset by $1.2 million in cash consideration returned from disposal of Prime.

For the six months ended June 30, 2015, financing activities provided approximately $1.0 as compared to the same period in 2014 when we used approximately $182,000 repay related parties and shareholder advances and to repay principle payment on debt. Net cash received in the six months ended June 30, 2015 for the amount of approximately $1.1 was from our principal shareholder and Chief Executive Officer.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2015, our disclosure controls and procedures are not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the six months ended June 30, 2015.

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

E-World USA Holding, Inc.

Title	Name	Date	Signature

President and CEO	Ding Hua Wang	December 21, 2016	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, CEO, Acting	December 21, 2016
Principal Financial and Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

