Form 10-Q
period 2015-09-30
E-WORLD USA HOLDING,INC
filed 2016-12-29
CIK 1517498

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of December 29, 2016, there were 142,828,993 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$13,103	$317,346
Accounts receivable, net	-	2,406
Inventory, net	241,684	228,957
Prepaid expenses	28,474	94,637
Other receivables	-	1,041
Current assets held for sale	-	5,350,907
TOTAL CURRENT ASSETS	283,261	5,995,294

OTHER ASSETS:
Property and Equipment, net	114,720	140,273
Deposits and other assets	18,621	15,621
Other assets held for sale	-	22,128,657
TOTAL OTHER ASSETS	133,341	22,284,551

TOTAL ASSETS	$416,602	$28,279,845

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$915,358	$862,296
Deferred revenue	1,433,202	1,617,369
Due to shareholder	3,219,480	2,147,149
Advances from related parties	318,562	298,562
Due to employee	30,000	-
Current portion of long term debt	30,029	28,961
Promissory note	-	19,118,028
Contingent liabilities	-	481,938
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	249,111	249,111
Current liabilities held for sale	-	3,243,441
TOTAL CURRENT LIABILITIES	13,361,155	35,212,268

NON-CURRENT LIABILITIES:
Long term debt	23,493	46,151
Non-current liabilities held for sale	-	611,506
TOTAL NON-CURRENT LIABILITIES	23,493	657,657

TOTAL LIABILITIES	13,384,648	35,869,925

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 and 167,828,993 shares issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	142,829	167,829
Additional paid-in capital	3,583,702	6,676,013
Accumulated deficit	(16,694,577)	(13,799,371)
Accumulated other comprehensive loss	-	(634,551)
TOTAL SHAREHOLDERS' DEFICIT	(12,968,046)	(7,590,080)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$416,602	$28,279,845

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

SALES:
Product sales	$18,520	$226,766	$310,683	$6,247,666
Service revenue	6,628	4,279	24,106	150,760
TOTAL SALES	25,148	231,045	334,789	6,398,426

COST OF SALES, net	13,524	8,443	288,469	523,682

GROSS PROFIT	11,624	222,602	46,320	5,874,744

OPERATING EXPENSES
Selling expenses	52,143	77,986	275,312	320,160
Depreciation expenses	8,518	8,245	25,554	31,521
General and administrative expenses	467,648	1,080,449	2,344,830	2,026,316
Total operating expenses	528,309	1,166,680	2,645,696	2,377,997

(LOSS) INCOME FROM OPERATIONS	(516,685)	(944,078)	(2,599,376)	3,496,747

OTHER INCOME (EXPENSE), net
Gain from disposal of Prime	-	-	912,563	-
Finance expenses	(388)	(1,050)	(1,085,135)	(3,399)
Total other expense, net	(388)	(1,050)	(172,572)	(3,399)

(LOSS) INCOME BEFORE INCOME TAXES	(517,073)	(945,128)	(2,771,948)	3,493,348

PROVISION FOR INCOME TAXES	-	18,911	-	243,654

NET LOSS (INCOME) FROM CONTINUING OPERATIONS	(517,073)	(964,039)	(2,771,948)	3,249,694

NET LOSS FROM DISCONTIUNED OPERATIONS, net of applicable income taxes	-	-	(123,258)	-

NET (LOSS) INCOME	(517,073)	(964,039)	(2,895,206)	3,249,694

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	-	-	(1,014,445)	-

COMPREHENSIVE (LOSS) INCOME	$(517,073)	$(964,039)	$(3,909,651)	$3,249,694

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	142,828,993	142,828,993	152,993,828	142,828,993
Diluted	142,828,993	142,828,993	152,993,828	168,607,489

(LOSS) EARNINGS PER SHARE - BASIC
Continuing operations	$0.00	$(0.01)	$(0.02)	$0.02
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net (loss) income	$0.00	$(0.01)	$(0.02)	$0.02

(LOSS) EARNINGS PER SHARE - DILUTED
Continuing operations	$0.00	$(0.01)	$(0.02)	$0.02
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net (loss) income	$0.00	$(0.01)	$(0.02)	$0.02

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014
(UNAUDITED)

	For the nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss (income)	$(2,895,206)	$3,249,694
Net loss from discontinued operations	(123,258)	-
Net loss (income) from continuing operations	(2,771,948)	3,249,694
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,554	31,521
Bad debt recovery	(1,088)	-
Inventory valuation (recovery) reserve	(1,546)	25,680
Amortization of promissory note discount	1,083,276	-
Gain on disposal of Prime	(912,563)	-
(Increase) decrease in assets:
Accounts receivable	3,494	(42,581)
Inventory	(11,180)	(129,109)
Prepaid expenses	66,163	180,760
Other receivables	1,041	-
Deposits and other assets	(3,000)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	53,061	(922,364)
Deferred revenue	(184,167)	(3,113,482)
Net cash provided by operating activities from discontinued operations	1,034,924	-
Net Cash Used in Operating Activities	(1,617,979)	(719,881)

Cash Flows from Investing Activities:
Cash proceeds from disposal of Prime	1,247,920	-
Cash held at Prime at disposition	(1,975,777)	-
Purchase of property and equipment	-	(1,828)
Net cash used in investing activities from discontinued operations	(65,887)	-
Net Cash Used in Investing Activities	(793,744)	(1,828)

Cash Flows from Financing Activities:
Advances from shareholder	1,234,295	167,348
Payment to shareholder	(161,964)	(180,176)
Advances from related parties	20,000	-
Advances from employee	30,000	-
Principal payments on debt	(21,590)	(20,571)
Refunds to Warrants A Holders	-	(2,250)
Net cash used in financing activities from discontinued operations	(10,751)	-
Net Cash Provided by (Used in) Financing Activities	1,089,990	(35,649)

Effects of exchange rate change in cash	(42,011)	-

Net Decrease in Cash	(1,363,744)	(757,358)

Cash from continuing operations, beginning of period	317,346	5,258,236

Cash from discontinued operations, beginning of period	1,059,501	-

Cash, end of period	$13,103	$4,500,878

Supplemental Disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,178	$3,396
Income taxes	$-	$8,945

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

On April 21, 2015, the Company terminated its purchase of Prime, and entered into a Termination and Release Agreement with each of Prime, the former owners of the Prime, Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc., and the Company’s subsidiary E-World Canada Holding, Inc. Upon termination of the agreement:

•	Prime returned CAD$1,500,000 of the CAD$2,000,000 cash portion of the purchase (approximately $1,247,920);

•	The CAD$22,780,000 (approximately $20,201,304) promissory note was cancelled;

•	The 25,000,000 shares of Common Stock were returned to the Company, and Prime’s 25% contingent shares were cancelled.

Total gain from disposal of Prime on April 21, 2015 calculated as follows:

Long-term investment in Prime	$(22,486,914)
Net consideration	1,247,920
Cancellation of promissory note	20,201,304
Cancellation of 25,000,000 shares of common stock	3,117,311
Cancellation of 25% contingent shares	481,938
Accumulated other comprehensive loss	(1,648,996)
Gain from disposal of Prime	$912,563

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

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive income (loss) is as follows:

Discontinued operations:	Nine Months Ended September 30, 2015

Sales	$4,602,342
Cost of sales	(3,043,730)
Gross profit	1,558,612
Selling expense	(257,524)
Depreciation and amortization expenses	(333,149)
General and administrative expenses	(1,099,302)
Other income	20,127
Income from operations before income taxes	(111,236)
Provision for income tax	12,022
Net income	$(123,258)

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date October 20, 2014, which represents the net purchase price allocation of Prime based on valuation performed by an independent appraisal firm engaged by the Company:

Fair Value

Other current assets	$5,144,971
Plant and equipment, net	3,953,950
Intangible asset:
Brand/trade name	4,379,698
Non-competing agreement	2,038,386
License, agency and distribution agreements	380,433
Customer relationship	8,274,574
Website and Domain Name	39,906
Goodwill	3,855,341
Total asset	28,067,259
Total liabilities	(4,315,526)
Net assets acquired	$23,751,733

The following table represents total consideration paid for the acquisition of Prime:

Cash paid	$1,759,198
Short term debt, net of discount	18,428,671
Fair value of 25,000,000 exchangeable shares of the Company	3,117,311
Fair value of the contingent share consideration for an aggregate of 25% of the issued and outstanding shares of common stock of the Company immediately following the completion of the Offering	481,938
Total consideration	23,787,118
Less: cash and cash equivalents of Prime as of October 20, 2014	(35,385)
Net assets acquired	$23,751,733

Valuation of the 25,000,000 exchangeable shares of the Company

The Company valued the 25,000,000 shares issued to acquire Prime using the following assumptions:

	Range

Equity value of E-World USA (on a consolidated basis)	$30,939,459 to 33,271,909	(1)
Ownership interest	14.9	%(2)
Pro-rata value of ownership interest	$4,608,777 to 4,956,222
less: Discount for lack of control and marketability	$(1,843,511) to (1,486,867	)(3)
Fair value of ownership interest USD	$3,117,311

_________________

(1)	Discounted cash flow on a consolidated basis using the Capital Asset Pricing Model.

(2)	Percentage of ownership interest of the 25,000,000 exchangeable shares of the Company out of a total of 142,828,993 prior to the issuance of the 25,000,000 exchangeable shares.

(3)	Using a discount rate of 40% for low and 30% for high.

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

Management is trying to alleviate the going concern by: securing various financing resources, including but not limited to, borrowing from the Company's major shareholder, and the possibility of raising funds through a future public offering.

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

The assets and liabilities of the Company’s subsidiaries in Canada at April 21, 2015 (disposal date) and December 31, 2014 were translated at 0.82 CAD$ and 0.86 CAD$, respectively, to 1.00 USD$. The equity accounts were stated at their historical rate. The average translation rate applied to statement of operations accounts for the nine months ended September 30, 2015 was 0.81 CAD$. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on credit history with customers and their current financial condition. Bad debt expense or write-offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the three and nine months ended September 30, 2015, the Company had allowance for doubtful accounts expense (recovery) of $286 and $(1,088), respectively. There were no write-offs during the three and nine months ended September 30, 2014. The accounts receivable balance and allowance for doubtful accounts are as follows:

	September 30, 2015	December 31, 2014

Accounts receivable	$-	$2,406
Allowance for doubtful accounts	-	-
Accounts receivable, net	$-	$2,406

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

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2015 and December 31, 2014, no impairment of long-lived assets was recognized.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2015 and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Rescission Liability – Type A Warrants	--	--	$7,165,413	$7,165,413
Rescission Liability – Type B Warrants	--	--	249,111	249,111
Total	--	--	$7,414,524	$7,414,524

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis in operations disposed for the nine months ended September 30, 2015 and year ended December 31, 2014:

	September 30, 2015	December 31, 2014

Beginning balance	$7,414,524	$7,416,774
Refund to warrant A holder	-	(2,250)
Ending balance	$7,414,524	$7,414,524

Revenue Recognition

The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company generally receives the net sales price in cash or through credit card payments when products are ordered. When the Company has sales events whereby the sales are non-returnable or non-refundable, the revenue is recognized when products are shipped. Advance payments from customers are deferred and revenue is recognized when products are shipped. Deferred revenue for customer deposits as of September 30, 2015 and December 31, 2014 was $1,433,202 and $1,617,369 respectively.

Our service revenue includes shipping and handling fees. Shipping and handling fee revenue is recognized when products have been delivered.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of September 30, 2015 and December 31, 2014 are estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of September 30, 2015 and December 31, 2014.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our consolidated financial statements. While all products are priced in US currency, the Company may accepts payments in USD, Hong Kong dollars and Chinese RMB.

Shipping and Handling Expenses

Shipping and handling costs paid by the Company are included in selling expenses, and totaled $2,187 and $6,093 for the three months ended September 30, 2015 and 2014, respectively. Shipping and handling costs paid by the Company are included in selling expenses, and totaled $21,615 and $123,305 for the nine months ended September 30, 2015 and 2014, respectively.

Bonus Expense

Prior to June 1, 2014, the Company offered a network membership to individuals interested in selling E-World products. Members could earn bonuses, similar to commissions, based on retail sales volume of certain other downline members referred by the member. Bonus expenses were accrued in the period in which the member met the qualifications to receive the related benefits. Bonuses were redeemed by members in cash, either by withdrawal or by applying their cash balance against future product purchases. As bonus expenses result in cash payments to our customers, we net these expenses with revenue in accordance with ASC 605-50-45-2. Bonus expenses netted with revenue for the three months and nine months ended September 30, 2014 were $0 and $2,570,276, respectively. In June 2014, the Company ceased utilizing its membership network to sell its products.

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

For three and nine months ended September 30, 2015 and for the three months ended September 30, 2014, contingent shares did not have a dilutive effect on loss per share as the Company had incurred a loss for the period. For nine months ended September 30, 2014, the potential dilutive effect on earnings per share reflected Type A and Type B Warrants in total shares of 25,778,496. Diluted earnings per share was $0.02, compared to $0.02 basic earnings per share

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, may exceed Canada Deposit Insurance Corporation (CDIC) insured limits for the banks located in Canada or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. At September 30, 2015, the bank balance of the Company consisted of $8,995 in the United States and $1,258 in Hong Kong and these balance are all insured by FDIC or HKDPB. At December 31, 2014, the bank balance of the Company consisted of $312,054 in the United States and $2,895 in Hong Kong and these balance are all insured by FDIC or HKDPB.

The Company requires pre-payments for its sales, which eliminates the exposure to credit risks arising from its customers.

No customer accounted for more than 10% of our sales during the three and nine months ended September 30, 2015 and 2014.

During the three months ended September 30, 2015, three suppliers accounted for approximately 98% of product purchases and during the three months ended September 30, 2014, two suppliers accounted for approximately 100% of product purchases.

During the nine months ended September 30, 2015, three suppliers accounted for approximately 72% of product purchases and during the nine months ended September 30, 2014, two suppliers accounted for approximately 82% of product purchases.

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

In July 2015, the FASB issued ASU No. 2015-11, an amendment to ASC 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in ASC 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In March 2016, 2016-08—Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The object is to reduce the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance and to reduce the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in ASC 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for ASC 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

(3)	23,296,688 warrants for shares of common stock

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A warrant shares. As of September 30, 2015 and December 31, 2014, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413.

Type B Warrants

During 2009 and 2010, the Company issued a total of 2,491,108 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. Type B Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants may not be valid; therefore, we recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to members. The Company determined the comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value on the date of issuance was $1,245,555. The fair value of the Type B warrants as of September 30, 2015 and December 31, 2014 was $249,111.

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

Note 7 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	September 30, 2015	December 31, 2014

Nutrition supplements	$335,886	$322,701
Skin-care products	26,875	28,879
Less: inventory reserve	(121,077)	(122,623)
Inventories, net	$241,684	$228,957

For the three months ended September 30, 2015, the Company did not have any change to the inventory valuation allowance. For the three months ended September 30, 2014, the Company recorded a recovery of prior inventory reserve totaling ($24,886).

For the nine months ended September 30, 2015, the Company recorded a recovery of prior inventory reserve totaling ($1,546). For the nine months ended September 30, 2014, the Company recorded valuation allowance of $25,680 due to slow inventory movement and upcoming product expiration dates.

Note 8 - Property and Equipment

Property and equipment consist of following:

	September 30, 2015	December 31, 2014

Computer equipment and software	$114,953	$114,953
Furniture and fixture	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(246,649)	(221,096)
Property and equipment, net	$114,720	$140,273

Depreciation expense totaled $8,518 and $8,245 for the three months ended September 30, 2015 and 2014, respectively.

Depreciation expense totaled $25,554 and $31,521 for the nine months ended September 30, 2015 and 2014, respectively.

Note 9 – Debt

Due to employee

The Company borrowed money from an employee to fund operations. During the nine months ended September 30, 2015, advances from employee totaled $30,000. These advances do not bear interest, are unsecured and are due on demand. As of September 30, 2015, the Company owed $30,000 to an employee.

Long term loan

In June 2012, the Company purchased a new vehicle by trade-in of the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. The loan amount was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During the nine months ended September 30, 2015 and 2014, the Company paid $21,590 and $20,571 for the loan, respectively. Future maturities of long term debt are as follows:

Nine months ended December 31, 2015	$7,372
Year ended December 31, 2016	30,394
Year ended December 31, 2017	15,756
Total	53,522
Current portion of long term debt	(30,029)
Long term debt	$23,493

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

The Company amortized $1,083,276 of the discount for the nine months ended September 30, 2015.

In April 2015, the Company terminated its purchase of Prime, and the promissory note was cancelled. See Note 2.

Note 10 - Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2015:

	Three months ended September 30, 2015	Nine months ended September 30, 2015

Federal statutory rate	34.0%	34.0%
State statutory rate	8.8%	8.8%
Valuation allowance	(36.6)%	(39.8)%
Permanent difference	(6.2)%	(3.0)%
Effective tax rate	0.0%	0.0%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $8,567,000 for Federal and $7,602,000 for California as of September 30, 2015, and will expire in the years 2030 to 2035. The accumulated net operating loss carry forward is approximately $5,900,000 for Federal and $4,935,000 for California as of December 31, 2014. During the year ended December 31, 2014 and the nine months ended September 30, 2015, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, Management has provided 100% valuation allowance for the deferred tax assets.

As of September 30, 2015 and December 31, 2014, the valuation allowance was approximately $3,356,000 and $2,294,000, respectively.

The movement of deferred tax assets is as follows:

Nine months ended September 30, 2015

Deferred tax asset, beginning balance	$-
Addition (deduction) from net operating loss carry-forward - federal	936,522
Addition (deduction) from net operating loss carry-forward - state	160,505
Addition (deduction) from temporary difference - federal	(29,699)
Addition (deduction) from temporary difference - state	(5,011)
Addition (deduction) in valuation allowance	(1,062,317)
Deferred tax asset, ending balance	$-

As of September 30, 2015 and December 31, 2014, federal tax returns filed for 2012, 2013 and 2014 remain subject to examination by the taxing authorities. As of September 30, 2015 and December 31, 2014, California tax returns filed for 2011, 2012, 2013 and 2014 remain subject to examination by the taxing authorities.

Note 11 - Related Party Transactions

Due to shareholder

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to, as well as borrows money from, the Company. Such business transactions are recorded as due to or from shareholder. During the nine months ended September 30, 2015 and 2014, advances totaled $1,234,295 and $167,348, respectively and payment to shareholder totaled $161,964 and $180,176, respectively. As of September 30, 2015 and December 31, 2014, the balance due to shareholder amounted to $3,219,480 and $2,147,149, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties

Prior to 2014, the Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives of the Company. During the nine months ended September 30, 2015 and 2014, advances totaled $20,000 and $0, respectively. These advances do not bear interest, are unsecured and are due on demand. As of September 30, 2015 and December 31, 2014, the Company owed $318,562 and $298,562 to these related parties, respectively.

Note 12 - Commitments

Operating lease

The Company rents office and warehouse spaces for its main corporate office on a month to month basis without future commitment. The Company incurred rent expense of $48,358 and $37,029 for the three months ended September 30, 2015 and 2014, respectively. The Company incurred rent expense of $119,687 and $126,568 for the nine months ended September 30, 2015 and 2014, respectively.

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

On April 21, 2015, we terminated our purchase of Prime, and entered into a Termination and Release Agreement with each of Prime, the former owners of the Prime Corporations, Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc., and the Company’s subsidiary E-World Canada Holding, Inc.. The parties agreed that the Termination Agreement would be deemed effective as of October 20, 2014. Upon termination of the agreement:

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

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

	For the three months ended September 30,
				Percentage
	2015	2014	Change	Change
Total Sales	$25,148	$231,045	$(205,897)	(89%)
Total cost of sales	13,524	8,443	5,081	60%
Gross profit	11,624	222,602	(210,978)	(95%)
Operating expenses
Selling	52,143	77,986	(25,843)	(33%)
Depreciation	8,518	8,245	273	3%
General and administrative	467,648	1,080,449	(612,801)	(57%)
Total operating expenses	528,309	1,166,680	(638,371)	(55%)
Loss from operations before income taxes	(516,685)	(944,078)	(427,393)	(45%)
Other expense, net	(388)	(1,050)	(662)	(63%)
Provision for income taxes	-	18,911	(18,911)	(100%)
Net loss	$(517,073)	$(964,039)	$(446,966)	(46%)

Total sales decreased by $205,897 or 89% from $231,045 in 2014 to $25,148 in 2015. The decrease of sales was mainly due to termination of our prior sales model which involved sales of our product through another website by means of a network of Direct Sales Associates, or “DSA’s” in June 2014. Since June 2014, we have mainly sold our products over the Internet directly to end-user customers. The three months ended September 30, 2014 sales of $231,045 mainly contributed from the back order sales as a result from our DSA model as compared to our sales for the three months ended September 30, 2015 are sales resulted from our Dailynu.com website. As a result, the change in sales approach has materially decreased sales of the Company.

The cost of sales increased by $5,081 or 60% from $8,443 in 2014 to $13,524 in 2015. The increase was mainly due to the increases of cost of purchase in our products as our volume has significantly affected, which cost of purchase from each unit have increased after we ceased utilizing our prior sales model in June 2014 which involved sales of our product through another website by means of DSA’s.

Gross profit percentage is generally higher with the sales of our own products and with the DSA model than selling our products over the Internet directly to end-user customers. As a result, from ceasing to utilize our prior sales model which involved sales of our product through another website by means of the DSA model in June 2014, with our backorder to complete fulfilling our order in the third quarter of 2014, our gross margin decreased from $222,602 or 96% in 2014 to $11,624 or 46% in 2015.

Selling expenses decreased from $77,986 in 2014 to $52,143 in 2015. The decrease of $25,843 or 33% was mainly due to a decrease in marketing development expenses incurred for promotion of our own website during the third quarter of 2015.

General and administrative expenses decreased by $612,801 from $1,080,499 in 2014 to $467,648 in 2015. General and administrative expenses decreased significantly as we are no longer required to incur significant professional fees for attorneys, consultant and auditor in relation to the acquisition of Prime after the disposal of Prime in April 2015. In addition, the decrease also attribute to reduction of payroll expenses as we required less employees to support our decreased sales after the change of our sales model and the reduction of foreign currency exchange loss as we no longer held our bank balance in China in 2015.

Other expense totaled $388 in 2015 as compared to $1,050 of other expense in 2014. Other expense mainly consisted of finance expense on our long term debt.

Net loss decreased by $446,966 from $964,039 in 2014 to $517,073 in 2015 mainly due to the decrease of general administrative expenses offset by the decrease of sales as mentioned above.

Comparison of the nine months ended September 30, 2015 and 2014

	For the nine months ended September 30,
				Percentage
	2015	2014	Change	Change
Total Sales	$334,789	$6,398,426	$(6,063,637)	(95%)
Total cost of sales	288,469	523,682	(235,213)	(45%)
Gross profit	46,320	5,874,744	(5,828,424)	(99%)
Operating expenses
Selling	275,312	320,160	(44,848)	(14%)
Depreciation	25,554	31,521	(5,967)	(19%)
General and administrative	2,344,830	2,026,316	318,514	16%
Total operating expenses	2,645,696	2,377,997	267,699	11%
(Loss) Income from operations before income taxes	(2,599,376)	3,496,747	(6,096,123)	(174%)
Other expense, net	(172,572)	(3,399)	169,173	4,977%
Provision for income taxes	-	243,654	(243,654)	(100%)
Net loss from continuing operations	(2,771,948)	3,249,694	(6,021,642)	(185%)
Net loss from discontinued operations, net of applicable income taxes	(123,258)	-	(123,258)	(100%)
Net (loss) income	$(2,895,206)	$3,249,694	$(6,144,900)	(189%)

Total sales decreased by $6,063,637 or 95% from $6,398,426 in 2014 to $334,789 in 2015. The decrease of sales was mainly due to termination of our prior sales model which involved sales of our product through another website by means of a network of Direct Sales Associates, or “DSA’s” in June 2014. Since June 2014, we have mainly sold our products over the Internet directly to end-user customers. As a result, the change in sales approach has materially decreased sales of the Company.

The cost of sales decreased by $235,213 or 45% from $523,682 in 2014 to $288,469 in 2015. The decrease was mainly due to the decreases in sales as we ceased utilizing our prior sales model in June 2014 which involved sales of our product through another website by means of DSA’s.

Gross profit percentage is generally higher with the sales of our own products and with the DSA model than selling our products over the Internet directly to end-user customers. As a result, from ceasing to utilize our prior sales model which involved sales of our product through another website by means of the DSA model in June 2014, our gross margin decreased from $5,874,744 or 92% in 2014 to $46,320 or 14% in 2015.

Selling expenses decreased from $320,160 in 2014 to $275,312 in 2015. The decrease of $44,848 or 14% was mainly due to a decrease in shipping expenses which is in line with our decrease in sales offset by the increase in marketing development expenses incurred for promotion of our own website.

General and administrative expenses increased by $318,514 from $2,026,316 in 2014 to $2,344,830 in 2015. General and administrative expenses increased significantly due to the acquisition of Prime, primarily for professional fees incurred for attorneys, consulting and auditing expenses until after the disposal of Prim in April 2015 and the reduction of foreign currency exchange loss as we no longer held our bank balance in China in 2015.

Other expense totaled $172,572 in 2015 mainly due to the $912,563 gain from the disposal of Prime in April 2015 offset by the amortization of promissory note discount related to the short term debt issued to acquire Prime as compared to $3,399 of other expense in 2014. The note was non-interest bearing and therefore was discounted. Amortization of the discount totaled $1,083,276.

Net loss from continuing operations decreased by $6,021,642 from $3,249,694 net income in 2014 to $2,771,948 net loss in 2015 mainly due to the increase of general administrative expenses and other expenses and decrease in sales as mentioned above.

Net loss from discontinued operations totaled $123,258 in 2015 due to the acquisition of Prime on October 20, 2014, which we terminated on April 21, 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had a cash balance of $13,103 and $317,346 at December 31, 2014. Our cash balance at September 30, 2015 and December 31, 2014 was significantly impacted by the inability to access approximately $3,643,000 in cash held in bank accounts in the People’s Republic of China and decreased sales of the Company after the change in sales approach from DSA sales model to our direct sales to end users in our own website without utilizing any sales agents.

For the nine months ended September 30, 2015, cash used in operating activities amounted to approximately $1.6 million as compared to $719,881 used in operating activities in the same period ended 2014. Cash used in operating activities was mainly due to approximately $2.7 million of net loss from the Company and the decrease of approximately $0.2 million of deferred revenue, offset by net cash provided by operating activities from discontinued operations of approximately $1.0 million, the decrease of prepaid expenses of approximately $0.1 million as we amortized more prepaid expense during the period and net of approximately $0.2 million of non-cash operating activities.

For the nine months ended September 30, 2015, cash used in investing activities amounted to $793,744. Cash used in investing was mainly due to disposal of approximately $2.0 million in Prime’s cash balance offset by $1.2 million in cash consideration returned from disposal of Prime.

For the nine months ended September 30, 2015, financing activities provided approximately $1.1 million as compared to the same period in 2014 when we used $35,649 to repay related parties and shareholder advances and to repay principle payment on debt. Net cash received in the nine months ended September 30, 2015 for the amount of approximately $1.1 million was from our principal shareholder and Chief Executive Officer and our related parties.

Other than operating expenses, the Company does not have significant cash commitments. Cash requirements include cash needed for payroll, payroll taxes, rent, and other operating expenses. However in response to the reduced liquidity factors described above, the Company has continued to find ways to reduce our operating expenses. In addition, should our Company need additional capital, our principal shareholder and Chief Executive Officer may lend money to the Company from time to time to the extent he is in a position to do so. No assurance can be provided that he will be in a position to continue to lend funds to the Company in the future.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2015, our disclosure controls and procedures are not effective.

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

Notwithstanding the foregoing, on May 26, 2015, the Board of Directors concluded that a material charge for impairment to one of its assets is required under generally accepted accounting principles. The impaired assets are approximately $3,643,000 in cash that is the property of the Company held in bank accounts in the People’s Republic of China, which for administrative reasons in China, were held in the name of Ding Hua Wang, President and Chief Executive Officer of the Company, that have been frozen by authorities in the Chinese legal system (the “Frozen Accounts”) in a case involving alleged illegal activities in China by one or more persons claiming to be officers in the Company in China. The Chinese legal authorities asserted that these activities gave them the right to freeze property of the Company in China, (i.e., the Frozen Accounts), notwithstanding the fact that Company itself was not named in the case. Although the Company believes that the funds in the Frozen Accounts were improperly frozen and is hopeful that ultimately the funds in the Frozen Accounts will be made available to the Company, the Company realizes that under the current factual situation, there is a material uncertainty as to both if and when the Frozen Accounts will in fact be recovered by the Company, and accordingly, the Board of Directors recognized an impairment of this amount in the financial statements filed in this Report. A copy of the Chinese complaint filed in the case is filed as an exhibit to the Company's Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the nine months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

E-World USA Holding, Inc.

Title	Name	Date	Signature

President and CEO	Ding Hua Wang	December 29, 2016	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, CEO, Acting	December 29, 2016
Principal Financial and Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

