Form 10-K
period 2015-12-31
E-WORLD USA HOLDING,INC
filed 2017-02-07
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-151200

E-World USA Holding, Inc.
(Exact name of registrant as specified in its charter)

Nevada	5122	45-289-8504
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)

9550 Flair Dr., Suite 302, El Monte, CA	91731
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (626) 448-3737

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Common stock, par value $0. 001 per share

(Title of class)

_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of June 30, 2015 was approximately $1,132,997 (based on 11,329,973 shares of common stock outstanding held by non-affiliates on such date, $0.10 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2015 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 142,828,993 shares as of February 6, 2017.

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

PART I

NOTICE TO INVESTORS:

PLEASE READ BEFORE EXAMINING THE REMAINDER OF THIS FORM 10-K.

If E-World’s new method of marketing in China, called the Affiliate Marketing Program, is considered by Chinese government authorities to violate the laws of the People’s Republic of China, the Company could suffer damages similar to, or harsher than, those which resulted from actions taken by the Chinese government in connection with the Company’s previous, now-discontinued Direct Sales Associate, or “DSA”, sales method, which could lead to a significant decline in revenues as well as the loss of all or a significant amount of the value of your investment.

As noted in “Legal Proceedings” below, the Company suffered significant financial hardship as a result of the Chinese government’s action against E-World’s sales activities under its previous DSA marketing program, now discontinued, which the government alleged violated Chinese law. These hardships include the loss of $3,643,000 in cash that is the property of the Company that is now held in bank accounts in the People’s Republic of China and, to a material extent, a decrease in E-World’s annual revenue from $6,833,768 for the fiscal year ended December 31, 2014 to $367,393 for the fiscal year ended December 31, 2015.

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

INVESTORS ARE URGED TO USE EXTREME CAUTION IN CONNECTION WITH ANY EXISTING OR POTENTIAL INVESTMENT IN THE COMPANY BECAUSE OF THE RISKS CITED ABOVE.

Item 1. Description of Business

Introduction

Our Company is a provider of Health and Nutritional supplements and Personal Care products currently sold on the Internet. In June 2014, we suspended our prior sales model which involved sales of our products through another website by means of a network of Direct Sales Associates, or “DSA’s.” In response to the legal action taken by the Chinese authorities that resulted in freezing approximately $3,643,000 of funds held in a Chinese account, since June 2014, we have mainly sold our products over the Internet directly to end-user customers, and sales have decreased in a material amount due to the elimination of the use of DSA’s.

We currently do not use the DSA model in any country, and we cannot predict when, if ever, we will recommence using this model. To date, sales through our website, www.dailynu.com, and our Affiliate Marketing Program (launched in March 2016) have not generated a significant volume of sales, and no assurance can be provided that sales will improve in the near term or long term.

Company History

E-World USA Holding, Inc., a California corporation and our predecessor, was established in January 2007. In April 2011, E-World USA Holding, Inc., a California corporation entered into a merger agreement with its wholly-owned subsidiary, E-World USA Holding, Inc., a Nevada corporation, which was the survivor of the merger. Under the Merger Agreement, we issued 90,000,000 shares of our common stock on a one share for one share basis for each share of E-World USA Holding, Inc., a California corporation, common stock issued and outstanding at the date of the merger. In addition, we issued Type A and Type B Warrants in exchange for comparable Warrants issued and outstanding in E-World USA Holding, Inc., a California corporation, at the date of the merger. All Type A and Type B Warrants have been fully exercised, and none are currently issued and outstanding.

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

Products

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers. Certain miscellaneous sales are made directly to customers who walk into the Company and customers who call the Company directly for products. We are now focusing on selling Health and Nutritional supplements and Personal Care products directly on the Internet through our website, www.dailynu.com. As of the date of filing of this Report, the Company continues to market its seven individual nutritional supplement products and seven skin-care products on this website. We also sell similar products of third parties on the site. See "Notice to Investors," above.

Company Products

Our nutritional supplement products are made according to a micro molecular nutrition formula. To achieve the maximum effect of products, micro molecular health foods were designed to be absorbed by cells directly with minimum chemical conversion which we believe promotes faster absorption. We believe our company is one of only a few companies in the market which are using a small molecular nutrition formula.

In November and December 2016, our Dibeier Granules & Oral products successfully passed the inspection by the Shenzhen Academy of Metrology & Qualify Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). A copy of these two inspection reports are filed as an exhibit to this Form 10-K. As a result, we believe that that our Dibeier Granules & Oral products will be able to be directly exported to the China market and to be sold at nutritional supplement stores in China as food, rather than only through our website. The Company is working to determine which U.S. and Chinese regulatory requirements must be satisfied before it undertakes any exports of the Dibeier products. No assurance can be given that such exports will eventually occur.

The nutritional supplements do not have intellectual property protection for the formulas. Nutritional products consisted of 98% and 81% of total sales for the years ended December 31, 2015 and 2014, respectively.

Our skin-care products were developed, and formulas are owned by, another company from which we purchased the rebranding right. These products focus on restoring epidermal calcium. The products are intended to provide a positive epidermal environment for the homeostasis and regeneration of a person’s own skin barrier. The products were first introduced in 2010 and consisted of 2% and 19% of the 2015 and 2014 annual sales, respectively.

Both types of products were previously sold to persons we called members under our currently discontinued model and are now sold directly to end-user customers from our new website and through our Affiliate Marketing Program. See further discussion in the section "Marketing - The Affiliate Marketing Program."

Other Products

We sell health and nutrition products manufactured by third parties that are already being sold by third party vendors. E-World has obtained permission from the third party vendors to resell the products on our www.dailynu.com website on a purchase order basis.

Sales breakdown

	2015	2014

Nutritional products	98%	81%

Skin-care products	2%	19%

Currently, the Company does not have plans to expand its business beyond the nutritional supplement and skin-care sectors, although the Company is now selling products of third party vendors. Less than 1% of our sales in 2015 came from the sale of products of third parties.

Nutritional Supplements and Price per Bottle/Package

•	Dibeier Granules & Oral - $160.00
•	Longevity - $140.00
•	US-Liver Gold - $88.00
•	Cell Power - $88.00
•	OPC Spa - $73.00
•	Heart Power - $73.00
•	O2 Cell Power - $50.00

Skin-care and Price per Bottle/Package

•	Anti Aging Cream - $338.00
•	Facial Cream - $320.00
•	Facial Serum - $200.00
•	Body Lotion - $100.00
•	Sun Protection - $80.00
•	Facial Toner - $32.00
•	Facial Cleanser - $30.00

Other Products

Products of third party vendors are sold at retail prices similar to those for which the products are being sold by other merchants.

Return and Refund Policy for Our Products

E-World USA guarantees the quality of its products, and will exchange any product found to be defective. Additionally, customers can apply for a 90% refund of the original amount of purchased products within 60 days of purchase. When products are returned, they must be unopened and resalable. All shipping fees for product exchanges or returns must be fully paid by customers. E-World will not be responsible for any shipping costs. All of the returned products must not be damaged and be within the validity period specified on the product label. Products not manufactured by E-World have a 60 day return period for exchange, but without the 90% refund policy for the products. In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs.

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

Anti-Chuanxiao Regulations use the simplified Chinese term “Chuanxiao” (mandarin pinyin: “chuán xiāo”) to cover those prohibited fraudulent sales and marketing activities. According to the Anti-Chuanxiao Regulations:

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

While one may argue that the Company only engages in online e-commerce activities from outside China and not direct sales activities in China, the above definition of “direct sales” is broad enough to also capture the Affiliate Marketing Program, under which the Affiliate Members promote the Company’s products directly to the Chinese end customers and such marketing would most likely happen in China, away from the United States where the Company’s place of business is located. In theory the Affiliate Members’ marketing activities may be regarded as direct sales activities. As the Company does not hold a license to operate a direct sales business in China, such marketing activities of the Affiliate Members may be regarded as unlicensed illegal direct sales activities.

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

Sourcing and Production

Our Products

In order to maintain high product quality, we anticipated that we would manufacture our products upon successful completion of our acquisition of Prime. As we terminated such acquisition in April 20, 2015, we currently do not manufacture and do not intend in the future to manufacture any of the products we sell. Instead, we acquire our ingredients from the suppliers and contract for production of our proprietary products from the manufacturers that we believe are reliable, reputable and deliver high quality materials, products and service. In 2015, three suppliers, SUSS Technology Corp., Taiwan K.K. Corp and V-Plus Trading Inc., accounted for approximately 71.8% of our purchases. In 2014, two suppliers, SUSS Technology Corp and Maxsun Industries, Inc., accounted for approximately 74.2% of our purchases. The loss of one or more suppliers could result in a potential loss of our sales and revenues if we cannot find a substitute.

The Company does not have a written or contractual agreement with our other suppliers, or manufacturers. Our product ingredient sourcing and other manufacturing requirements are conducted on a purchase-order basis. If one or more of our current suppliers stopped selling us ingredients and/or if one or more of our current manufacturers stopped manufacturing our products, we would be forced to find other suppliers and manufacturers. The time needed to find other suppliers or manufactures could outlast the inventory on hand and result in loss of sales.

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

Our Skin-care products are developed by a company which owns the intellectual property for those products. We purchased the rebranding right from them to sell these products under our names. Currently we only have one supplier for our skin-care products, and the specific product is solely owned by this supplier. If the supplier were to discontinue this product, we would need to find a substitute supplier for a similar product. We have not identified any substitute supplier or substitute product.

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

Other Products

We currently acquire other products we sell from third party vendors on a wholesale basis and then resell them on our website. We acquire most of these products on a purchase order basis. A small amount of products is purchased and stored in our warehouse. Less than 1% of our sales in 2015 and 2014 came from these products.

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

10

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

The majority of the Company’s sales are generated from China for the years ended December 31, 2015 and 2014.

Since June 2014, we have mainly sold our products over the Internet directly to end-user customers through our web site, www.dailynu.com. In March 2016, we launched an Affiliate Marketing Program. See Marketing: The Affiliate Marketing Program in the aforementioned section above.

In addition, we believe that consumers have become more confident in ordering products, like ours, over the Internet. However, the nutritional supplement and skin care product e-business markets have been, and continue to be, increasingly competitive and are rapidly evolving.

The Company hopes to export its Dibeier products into China to be sold over-the-counter in retail locations such as nutritional product stores, rather than only through our website. The Company is currently examining the regulations that may apply to the export of Dibeier products, but no assurance can be given that the export of such products will occur in the future.

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

Intellectual Property

We have no registered or patented intellectual property in the United States. We have common law ownership rights for the formulations for six of our seven non-cosmetic products.

The Company has obtained in China a Trademark Registration for the name of “Dibeier” (or mandarin pinyin: “Nuo Lin”) with trademark application number 20669799 as set forth in Exhibit 10.3. Under China law, this trademark is valid for an indefinite period, as there is no expiration date.

The Company has obtained in China a Trademark Registration for the name of “DailyNu” with trademark application number 20683305 as set forth in Exhibit 10.4. Under China law, this trademark is valid for an indefinite period, as there is no expiration date.

Other than the aforementioned trademarks, we do not own any other registered trademarks, trade names or other governmentally approved intellectual property rights for those products.

The three types of cosmetics products have formulation patents owned by our supplier of these products, Genepharm Inc. manufactures these products and packages them with Company designed packaging under an oral agreement with us. The formulation of the O2 Cell Power product is owned by Oxygen America, Inc., which manufactures this product and packages it with Company designed packaging under an oral agreement with us. We are authorized by these suppliers under oral agreements to sell these products worldwide under our brand name without infringing any rights of Genepharm or Oxygen America, Inc.

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

We believe we are no longer subject to network marketing regulations. Nonetheless, we are still subject to federal, state, local and foreign regulations. Various governmental agencies have an impact on our business. The regulations cover product ingredients, manufacturing, distribution, marketing, sales, compensation and taxation, to name a few. If the Company were to fail to meet standards set by these regulations, then the Company could be prohibited from selling its products. See “Notice to Investors” above, and “Potential legal risks in relation to the Affiliate Marketing Program and the activities of the Company and Affiliate Members,” above.

The Company hopes to export its Dibeier products into China to be sold over-the-counter in retail locations such as nutritional product stores, rather than only through our website. Under China Law, in order to import these products into China, the Company must provide the Inspection Report from Provincial Quality Supervision and Inspection Institution obtained in November and December 2016 (as set forth in Exhibits 10.1 and 10.2), the Product Chinese Name registration (as set forth in Exhibit 10.3) obtained in September 2016 and the Trademark registration (as set forth in Exhibit 10.4) obtained in September 2016 from the Trademark Office of State Administration for Industry & Commerce of China to the importer in China. The Company currently has no binding contracts or agreement with any person or entity in China to purchase and import the Dibeier products. The Company is currently reviewing U.S. and Chinese import/export regulations regarding the sale of Dibeier products and will not commence the export and sale of Dibeier products until it believes that it is in compliance with these regulations. Additional information concerning this matter will be made available in the Company’s future SEC reports.

Employees

We have the following employees:

•	Full time: 4
•	Operations – 1
•	Administrative – 1
•	Management – 1
•	Sales – 1

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

12

•

Term of Lease:

#308 – throughout 2015 and ended in October 2016,

#407 – throughout 2015 and ended in October 2016,

3477 Fletcher Ave. Unit B, throughout 2014 and ended in March 2015,

#302 & 306 – started from March 2015 through October 2018 and month to month thereafter.

•	Monthly Rental: #308 – $6,800, #407 – $2,250, 3477 Fletcher Ave., Unit B – $2,500 #302 & 306 – $3,000 from March 2015 to March 2017 and $3,100 from April 2017 to October 2018

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

Item 3. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us, except with respect to the matter described below and as set forth in the "Notice to Investors," above, and as set forth in “Potential legal risks in relation to the Affiliate Marketing Program and the activities of the Company and Affiliate Members,” above.

Notwithstanding the foregoing, on May 26, 2015, the Board of Directors concluded that a material charge for impairment to one of its assets is required under generally accepted accounting principles. The impaired assets are approximately $3,643,000 in cash that is the property of the Company held in bank accounts in the People’s Republic of China, which for administrative reasons in China, were held in the name of Ding Hua Wang, President and Chief Executive Officer of the Company, that have been frozen by authorities in the Chinese legal system (the “Frozen Accounts”) in a case involving alleged illegal activities in China by one or more persons claiming to be officers in the Company in China. The Chinese legal authorities asserted that these activities gave them the right to freeze property of the Company in China, (i.e., the Frozen Accounts), notwithstanding the fact that Company itself was not named in the case. Accordingly, the Board of Directors recognized an impairment of this amount in the financial statements filed in this Report.  Although the Company believed that the funds in the Frozen Accounts were improperly frozen, the Company now believes, based on an informal conversation with a person in another company, that the Frozen Accounts will never be returned to the Company.  As of the date of this Report, the Company and Mr. Wang are not aware of a separate case having been filed against the Company or Mr. Wang.

Mr. Wang, President of the Company, individually filed a complaint to the Commission for Discipline Inspection of the Central Committee of the Communist Party of China and is in the process of attempting to recover the Frozen Accounts. Based upon the foregoing with respect to the status of the matter against the Company, As of the date of this Report, although this action is is still pending, neither Mr. Wang nor the Company expects to prevail.

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

Since June 2014, we have sold our products over the Internet directly to end-user customers through our web site, www.dailynu.com. In March 2016, we launched an Affiliate Marketing Program. See "Marketing: The Affiliate Marketing Program," above.

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

Results of Operations

Comparison of the fiscal years ended December 31, 2015 and 2014

Total sales decreased by approximately $6.5 million or 94% from approximately $6.8 million in 2014 to approximately $379,000 in 2015. The decrease of sales was mainly due to termination of our prior sales model which involved sales of our product by means of a network of Direct Sales Associates, or “DSA’s” in June 2014 with a higher selling price. Since June 2014, we have mainly sold our products over the Internet directly to end-user customers with a lower selling price. As a result, the change in sales approach has materially decreased sales of the Company.

The cost of sales decreased by approximately $272,000 or 44% from approximately $617,000 in 2014 to approximately $345,000 in 2015. The decrease was mainly due to the decreases in sales as we ceased utilizing our prior sales model in June 2014 which involved sales of our product through another website by means of DSA’s.

Gross profit percentage is generally higher with the sales of our own products with the DSA model than selling our products over the Internet directly to end-user customers. As a result, from ceasing to utilize our prior sales model which involved sales of our product through another website by means of the DSA model in June 2014, our gross margin decreased from approximately $6.2 million or 91% in 2014 to approximately $35,000 or 9% in 2015.

Selling expenses decreased from approximately $373,000 in 2014 to approximately $305,000 in 2015. The decrease of approximately $68,000 or 18% was mainly due to a decrease in shipping expenses which is in line with our decrease in sales offset by the increase in marketing development expenses incurred for promotion of our own website.

General and administrative expenses decreased by approximately $109,000 from approximately $3.0 million in 2014 to approximately $2.9 million in 2015. General and administrative expenses decreased significantly mainly attribute to reduction of payroll expenses as we required fewer employees to support our decreased sales after the change of our sales model.

Impairment expense totaled approximately $3,643,000 in 2014 that is related to cash frozen by authorities in the Chinese legal system (the “Frozen Accounts”) in a case involving alleged illegal activities in China by one or more persons claiming to be officers in the Company in China. The account was held in the name of Ding Hua Wang, President and Chief Executive Officer of the Company. Those funds remain frozen. There was no additional impairment in 2015. See Item 3 - Legal Proceedings.

Other expenses totaled approximately $178,000 in 2015 mainly due to approximately $913,000 of gain from the disposal of Prime in April 2015 offset by approximately $1,083,000 from amortization of promissory note discount related to the short term debt issued to acquire Prime in 2015 as compared to approximately $708,000 of amortization of promissory note discount in 2014. The promissory note was non-interest bearing and therefore was discounted and amortized over the term of the note.

Net loss from continuing operations increased by approximately $1.8 million from approximately $1.5 million net loss in 2014 to $3.4 million net loss in 2015 mainly due to decrease in sales as mentioned above.

Net (loss) income from discontinued operations totaled approximately $(123,000) in 2015 and approximately $472,000 in 2014 resulted from the acquisition of Prime on October 20, 2014, which we terminated on April 21, 2015. Prime incurred loss from its operations in 2015 mainly due to the fact that it has incurred more professional fees such as accounting, legal and consulting expense in related to the merger between Prime and us.

Liquidity and Capital Resources

As of December 31, 2015, we had a cash balance of $8,550 and $317,346 at December 31, 2014. Our cash balance at December 31, 2015 and December 31, 2014 was significantly impacted by the inability to access approximately $3,643,000 in cash held in bank accounts in the People’s Republic of China and decreased sales of the Company after the change in sales approach from the DSA sales model to our direct sales to end users from our own website without utilizing any sales agents.

In 2015, cash used in operating activities amounted to approximately $2.0 million as compared to approximately $4.0 million used in operating activities in 2014. Cash used in operating activities was mainly due to approximately $3.4 million of net loss from the Company and the decrease of approximately $0.1 million of deferred revenue, offset by non-cash operating activities of approximately $0.3 million, operating activities from discontinued operations of approximately $1.0 million and increase of accounts payable and accrued expenses of approximately $0.2 million, as we are behind on payments for various of our operating expenses.

In 2015, cash used in investing activities amounted to approximately $0.8 million as compared to $1.7 million in 2014. Cash used in investing in 2015 was mainly due to disposal of approximately $2.0 million in Prime’s cash balance offset by $1.2 million in cash consideration returned from disposal of Prime.

In 2015, financing activities provided approximately $1.4 million as compared to approximately $1.9 million in 2014. Net cash received in 2015 for the amount of approximately $2.0 million was from our principal shareholder and Chief Executive Officer, our related parties and our employee as compared to approximately $2.6 million in 2014. We repaid principal payments of approximately $0.5 million to these parties as compared to approximately $0.6 million in 2014.

Other than operating expenses, the Company does not have significant cash commitments. Cash requirements include cash needed for payroll, payroll taxes, rent, and other operating expenses. However, in response to the reduced liquidity factors described above, the Company has continued to find ways to reduce our operating expenses. In addition, should our Company need additional capital, we expect that our principal shareholder and Chief Executive Officer and his affiliates may continue to lend money to the Company from time to time to the extent they are in a position to do so. As of December 31, 2015, we owe an aggregate of approximately $3.8 million to our CEO and his affiliates. No assurance can be provided that they will be in a position to continue to lend funds to the Company in the future.

Management has concluded under generally accepted accounting principles that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, recurring losses and negative working capital. If we are unable to generate significant revenue or secure financing, we may be required to cease or limit our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

E-World USA Holding, Inc.

El Monte, California

We have audited the accompanying consolidated balance sheets of E-World USA Holding, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and other comprehensive loss, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ The Pun Group, LLP

Santa Ana, California

February 6, 2017

200 East Sandpointe Avenue, Suite 600, Santa Ana, California 92707

Tel: 949-777-8800 · Toll Free: 855-276-4272 · Fax: 949-777-8850

www.pungroup.com

E-WORLD USA HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$8,550	$317,346
Accounts receivable, net	25,444	2,406
Inventory, net	181,049	228,957
Prepaid expenses	81,624	94,637
Other receivables	-	1,041
Current assets held for sale	-	5,350,907
TOTAL CURRENT ASSETS	296,667	5,995,294

OTHER ASSETS:
Property and Equipment, net	106,202	140,273
Deposits and other assets	9,850	15,621
Other assets held for sale	-	22,128,657
TOTAL OTHER ASSETS	116,052	22,284,551

TOTAL ASSETS	$412,719	$28,279,845

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,025,236	$862,296
Deferred revenue	1,486,360	1,617,369
Due to shareholder	3,210,836	2,147,149
Advances from related party, interest bearing	40,000	-
Advances from related parties, non-interest bearing	583,839	298,562
Due to employee	95,000	-
Current portion of long term debt	11,241	28,961
Promissory note	-	19,118,028
Contingent liabilities	-	481,938
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	249,111	249,111
Current liabilities held for sale	-	3,243,441
TOTAL CURRENT LIABILITIES	13,867,036	35,212,268

NON-CURRENT LIABILITIES:
Long term debt	39,016	46,151
Non-current liabilities held for sale	-	611,506
TOTAL NON-CURRENT LIABILITIES	39,016	657,657

TOTAL LIABILITIES	13,906,052	35,869,925

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 and 167,828,993 shares issued and outstanding, as of December 31, 2015 and 2014, respectively	142,829	167,829
Additional paid-in capital	3,657,949	6,676,013
Accumulated deficit	(17,294,111)	(13,799,371)
Accumulated other comprehensive loss	-	(634,551)
TOTAL SHAREHOLDERS' DEFICIT	(13,493,333)	(7,590,080)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$412,719	$28,279,845

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

SALES	$379,493	$6,833,768

COST OF SALES	344,921	617,289

GROSS PROFIT	34,572	6,216,479

OPERATING EXPENSES:
Selling expenses	304,786	372,913
Depreciation expense	34,071	39,961
General and administrative expenses	2,888,079	2,997,237
Impairment expenses	-	3,642,699
Total operating expenses	3,226,936	7,052,810

LOSS FROM OPERATIONS	(3,192,364)	(836,331)

OTHER INCOME (EXPENSE), net:
Gain from disposal of Prime	912,563	-
Finance expenses	(1,090,881)	(708,124)
Total other expense, net	(178,318)	(708,124)

LOSS BEFORE INCOME TAXES	(3,370,682)	(1,544,455)

PROVISION FOR INCOME TAXES	800	375

NET LOSS FROM CONTINUING OPERATIONS	(3,371,482)	(1,544,830)

NET (LOSS) INCOME FROM DISCONTIUNED OPERATIONS, net of applicable income taxes	(123,258)	472,051

NET LOSS	(3,494,740)	(1,072,779)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(1,014,445)	(634,551)

COMPREHENSIVE LOSS	$(4,509,185)	$(1,707,330)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	150,431,733	147,692,007
Diluted	150,431,733	147,692,007

LOSS PER SHARE - BASIC and DILUTED:
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$(0.00)	$0.00
Net loss	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

BALANCE, December 31, 2013	142,828,993	$142,829	$3,583,702	$(12,726,592)	-	$(9,000,061)

Net loss	-	-	-	(1,072,779)	-	(1,072,779)
Issuance of common stock in connection with acquisition of Prime	25,000,000	25,000	3,092,311	-	-	3,117,311
Foreign currency translation adjustments	-	-	-	-	(634,551)	(634,551)

BALANCE, December 31, 2014	167,828,993	167,829	6,676,013	(13,799,371)	(634,551)	(7,590,080)

Net loss	-	-	-	(3,494,740)	-	(3,494,740)
Foreign currency translation adjustments	-	-	-	-	(1,014,445)	(1,014,445)
Capital contributed for services	-	-	74,247	-	-	74,247
Deconsolidation of Prime	(25,000,000)	(25,000)	(3,092,311)	-	1,648,996	(1,468,315)

BALANCE, December 31, 2015	142,828,993	$142,829	$3,657,949	$(17,294,111)	-	$(13,493,333)

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities:
Net loss	$(3,494,740)	$(1,072,779)
Net (loss) income from discontinued operations	(123,258)	472,051
Net loss from continuing operations	(3,371,482)	(1,544,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,071	39,961
Bad debt expense	25,236	74,259
Inventory valuation (recovery) reserve	(1,546)	55,907
Capital contributed for services	74,247	-
Amortization of promissory note discount	1,083,276	689,357
Gain on disposal of Prime	(912,563)	-
(Increase) decrease in assets:
Accounts receivable	(48,274)	(47,444)
Inventory	49,455	(67,472)
Prepaid expenses	13,013	115,520
Other receivables	1,041	-
Deposits and other assets	5,771	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	162,940	(1,246,290)
Deferred revenue	(131,009)	(3,193,242)
Net cash provided by operating activities from discontinued operations	1,034,924	1,079,094
Net Cash Used in Operating Activities	(1,980,900)	(4,045,180)

Cash Flows from Investing Activities:
Cash proceeds from disposal of Prime	1,247,920	-
Cash payments for acquisition of Prime	-	(1,759,198)
Cash held at Prime at disposition	(1,975,777)	-
Purchase of property and equipment	-	(5,886)
Net cash (used in) provided by investing activities from discontinued operations	(65,887)	35,385
Net Cash Used in Investing Activities	(793,744)	(1,729,699)

Cash Flows from Financing Activities:
Advances from shareholder	1,372,177	2,618,111
Payment to shareholder	(308,490)	(639,800)
Advances from related party, interest bearing	40,000
Advances from related parties, non-interest bearing	305,277	-
Payment to related parties, non-interest bearing	(20,000)	-
Advances from employee	240,000	-
Payment to employee	(145,000)	-
Principal payments on debt	(24,855)	(27,594)
Refunds to Warrants A Holders	-	(2,250)
Net cash used in financing activities from discontinued operations	(10,751)	(11,693)
Net Cash Provided by Financing Activities	1,448,358	1,936,774

Effects of exchange rate change in cash	(42,011)	(43,284)

Net Decrease in Cash	(1,368,297)	(3,881,389)

Cash, beginning of year	317,346	5,258,236

Cash from discontinued operations, beginning of year	1,059,501	-

Cash, end of year	8,550	1,376,847

Less: Cash from discontinued operations, end of year	-	1,059,501

Cash from continuing operations, end of period	$8,550	$317,346

Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,847	$4,365
Income taxes	$800	$21,945

Non-Cash Investing and Financing Activities:
Promissory note issued to acquire Prime	$-	$18,428,671
Contingent liabilities from acquiring Prime	$-	$481,938
Shares issued to acquire Prime	$-	$3,117,311
Promissory note cancelled upon disposal of Prime	$20,201,304	$-
Contingent liabilities removed upon disposal of Prime	$481,938	$-
Shares cancelled upon disposal of Prime	$3,117,311	$-
Capital contributed for services	$74,247	$-

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total gain from disposal of Prime on April 21, 2015 is calculated as follows:

Long-term investment in Prime	$(22,486,914)
Net consideration	1,247,920
Cancellation of promissory note	20,201,304
Cancellation of 25,000,000 shares of common stock	3,117,311
Cancellation of 25% contingent shares	481,938
Accumulated other comprehensive loss	(1,648,996)
Gain from disposal of Prime	$912,563

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph ASC 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, committing to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

Reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheet at December 31, 2014 and as of the disposal date at April 21, 2015 is as follows:

	April 21, 2015	December 31, 2014

Carrying amounts of major classes of assets included as part of discontinued operations:

CURRENT ASSETS:
Cash	$2,050,837	$1,059,501
Accounts receivable, net	2,041,762	2,171,790
Inventories	2,097,858	2,096,735
Prepaid expenses	21,776	22,881
Total current assets held for sale	6,212,233	5,350,907

OTHER ASSETS:
Property and equipment, net	3,637,641	3,833,530
Intangible assets, net	13,377,122	14,439,786
Goodwill	3,855,341	3,855,341
Total other assets held for sale	20,870,104	22,128,657

Total assets of the disposal group classified as held for sale	$27,082,337	$27,479,564

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive income (loss) is as follows:

Discontinued operations:	Year Ended December 31, 2015

Sales	$4,602,342
Cost of sales	(3,061,927)
Gross profit	1,540,415
Selling expense	(257,524)
Depreciation and amortization expenses	(333,149)
General and administrative expenses	(1,099,302)
Other income	38,324
Income from operations before income taxes	(111,236)
Provision for income tax	12,022
Net income	$(123,258)

The Company’s acquisition of Prime was accounted for as a business combination in accordance with ASC 805. The Company allocated the purchase price of Prime based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management determined the fair value of assets acquired, liabilities assumed and intangible assets identified, as of the acquisition date, and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisition were not material and were expensed as incurred in general and administrative expense. The valuation methodologies, all level 3 inputs, were as follows:

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date, October 20, 2014, which represents the net purchase price allocation of Prime based on valuation performed by an independent appraisal firm engaged by the Company:

Fair Value
Other current assets	$5,144,971
Plant and equipment, net	3,953,950
Intangible assets:
Brand/trade name	4,379,698
Non-competition agreement	2,038,386
License, agency and distribution agreements	380,433
Customer relationships	8,274,574
Website and Domain Name	39,906
Goodwill	3,855,341
Total asset	28,067,259
Total liabilities	(4,315,526)
Net assets acquired	$23,751,733

The following table represents total consideration paid for the acquisition of Prime:

Cash paid	$1,759,198
Short term debt, net of discount	18,428,671
Fair value of 25,000,000 exchangeable shares of the Company	3,117,311
Fair value of the contingent share consideration for an aggregate of 25% of the issued and outstanding shares of common stock of the Company immediately following the completion of the Offering	481,938
Total consideration	23,787,118
Less: cash and cash equivalents of Prime as of October 20, 2014	(35,385)
Net assets acquired	$23,751,733

Valuation of the 25,000,000 exchangeable shares of the Company

The Company valued the 25,000,000 shares issued to acquire Prime using the following assumptions:

	Range
Equity value of E-World USA (on a consolidated basis)	$30,939,459 to 33,271,909	(1)
Ownership interest	14.9%	(2)
Pro-rata value of ownership interest	$4,608,777 to 4,956,222
less: Discount for lack of control and marketability	$(1,843,511) to (1,486,867)	(3)
Fair value of ownership interest USD	$3,117,311

(1)	Discounted cash flow on a consolidated basis using the Capital Asset Pricing Model.

(2)	Percentage of ownership interest of the 25,000,000 exchangeable shares of the Company out of a total of 142,828,993 prior to the issuance of the 25,000,000 exchangeable shares.

(3)	Using a discount rate of 40% for low and 30% for high.

The Company has determined two valuations of the 25,000,000 exchangeable shares in one high and one low valuation and takes the midpoint of the valuation and recorded $3,117,311 in equity for the 25,000,000 exchangeable shares issued.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of the contingent shares

The Company valued the option to obtain 25% ownership of E-World using the following assumptions in a Binomial Tree model:

Range
Number of Nodes	10.00
Maturity of an option	0.44
Risk-free rate	0.91%
Volatility of the Stock	42.30%
Current estimated price of the stock	$33.90 to 36.30
Strike price of the option	$30.00
Calculated value of 25% pro-rata option (contingent shares to be issued)	$481,938

The Company has determined two valuations of the 25% pro-rated option in one high and one low valuation and takes the midpoint of the valuation at $481,938 and recorded the fair value of the contingent shares in the balance sheet.

Note 3 – Going Concern

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, significant recurring losses and negative working capital. If we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying to alleviate the going concern by: securing various financing resources, including but not limited to, borrowing from the Company’s major shareholder, and the possibility of raising funds through a future public offering.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States, are expressed in U.S. dollars and include the accounts of E-World USA Holding, Inc. and its subsidiaries, E-World Canada Holding, Inc., Prime Nutrisource Inc., Nugale Pharmaceutical Inc. and Prime Nutrisource Inc. (New Jersey). As of April 21, 2015, these subsidiaries mentioned above were deconsolidated from E-World USA Holding, Inc. For more details, see Note 2.

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assets and liabilities of the Company’s subsidiaries in Canada at April 21, 2015 (disposal date) and December 31, 2014 were translated at 0.82 CAD$ and 0.86 CAD$, respectively, to 1.00 USD$. The equity accounts were stated at their historical rate. The average translation rate applied to statement of operations accounts for the year ended December 31, 2015 was 0.81 CAD$. Cash flows are also translated at average translation rates for the periods; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include fair value of assets and liabilities acquired in a business combination, fair value of contingent liabilities, the useful lives of property and equipment, collectability of receivables and fair value of rescission liability – Type A & B Warrants. Actual results could differ from those estimates.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	December 31, 2015	December 31, 2014
Accounts receivable	$50,680	$2,406
Allowance for doubtful accounts	(25,236)	-
Accounts receivable, net	$25,444	$2,406

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts is as follows:

	December 31, 2015	December 31, 2014

Beginning balance	$-	$-
Provision for doubtful accounts	25,236	74,259
Less: write-off	-	(74,259)
Ending balance	$25,236	$-

Inventory

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of nutritional and skin-care products. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years.

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

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2015 and 2014, no impairment of long-lived assets was recognized.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2015 and 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Rescission Liability – Type A Warrants	--	--	$7,165,413	$7,165,413
Rescission Liability – Type B Warrants	--	--	249,111	249,111
Total	--	--	$7,414,524	$7,414,524

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis in operations disposed for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Beginning balance	$7,414,524	$7,416,774
Refund to warrant A holder	-	(2,250)
Ending balance	$7,414,524	$7,414,524

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company generally receives the net sales price in cash or through credit card payments when products are ordered. When the Company has sales events whereby the sales are non-returnable or non-refundable, the revenue is recognized when products are shipped. Advance payments from customers are deferred and revenue is recognized when products are shipped. Deferred revenue for customer deposits as of December 31, 2015 and 2014 was $1,486,360 and $1,617,369 respectively.

The Company also recognized revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered. Shipping and handling fee revenues are immaterial to the Company’s financial statements for the years ended December 31, 2015 and 2014.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of December 31, 2015 and 2014 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of December 31, 2015 and 2014.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our consolidated financial statements. While all products are priced in US currency, the Company accepts payments in USD, Hong Kong dollars and Chinese RMB.

Shipping and Handling Expenses

Shipping and handling costs paid by the Company are included in selling expenses, and totaled $23,776 and $137,857 for the years ended December 31, 2015 and 2014, respectively.

Bonus Expense

Prior to June 1, 2014, the Company offered a network membership to individuals interested in selling E-World products. Members could earn bonuses, similar to commissions, based on retail sales volume of certain other downline members referred by the member. Bonus expenses were accrued in the period in which the member met the qualifications to receive the related benefits. Bonuses were redeemed by members in cash, either by withdrawal or by applying their cash balance against future product purchases. As bonus expenses result in cash payments to our customers, we net these expenses with revenue in accordance with ASC 605-50-45-2. Bonus expenses netted with revenue for the years ended December 31, 2015 and 2014 were $0 and $2,570,276, respectively. In June 2014, the Company ceased utilizing its membership network to sell its products.

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2015 and 2014, contingent shares and Type A and Type B Warrants did not have a dilutive effect on loss per share as the Company had incurred a loss for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, may exceed Canada Deposit Insurance Corporation (CDIC) insured limits for the banks located in Canada or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. At December 31, 2015, the bank balance of the Company consisted of $3,211 in the United States and $3,371 in Hong Kong and these balance are all insured by FDIC or HKDPB. At December 31, 2014, the bank balance of the Company consisted of $312,054 in the United States and $2,895 in Hong Kong and these balance are all insured by FDIC or HKDPB.

The Company normally requires pre-payments for its sales, which eliminates the exposure to credit risks arising from its customers.

During 2015, one customer accounted for approximately 13% of the Company’s sales. No customer accounted for more than 10% of the Company’s sales during 2014.

During 2015, three suppliers accounted for approximately 72% of product purchases, and during 2014, two suppliers accounted for approximately 74% of product purchases.

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In January 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The adoption of ASU 2015-01 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the adoption of ASU 2014-09 to have a material impact on the Company’s consolidated financial statements.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2016, the FASB issued ASU 2016-08—Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The object is to reduce the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance and to reduce the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company’s consolidated financial statements.

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is evaluating the effect on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this Update include items brought to the Board’s attention through a variety of sources, including: 1) The Codification’s online feedback mechanism; 2) Submissions to the Transition Resource Group for Revenue Recognition (TRG); and 3) Stakeholder’s technical inquiries. The amendments in this Update affect narrow aspects of the guidance issued in ASU No. 2014-09 for certain area for correction or improvement. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU No. 2014-09). ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU No. 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the adoption of ASU 2014-09 to have a material impact on the Company’s consolidated financial statements.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Rescission Liability – Type A & B Warrants

Type A Warrants

As an incentive to increase sales and bring in additional members, the Company issued Type A warrants to its members.

Upon issuance, Type A warrants had no expiration and could be exercised for:

(1)	common shares of the Company at a ratio of 1:1 upon a going public event in the U.S.,

(2)	products of the Company at their retail prices, or

(3)	cancelled membership and a refund in cash at 75% of face value.

From inception, January 5th, 2007 to December 31, 2010, new members purchased a package of products and received an option to include Type A Warrants in the purchase. Net cash proceeds from Type A Warrants sold to members through December 31, 2010 were $8,169,707. During 2011, a total of 18,000 Type A warrants were exercised for cash refunds totaling $22,950 and products of the Company for $7,200. During 2012, all of the remaining Type A warrants were exchanged for the following:

(1)	842,300 warrants for $495,170 in cash refunds
(2)	10,300 warrants for $16,650 in products
(3)	23,296,688 warrants for shares of common stock

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A warrant shares. As of December 31, 2015 and 2014, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413.

Type B Warrants

During 2009 and 2010, the Company issued a total of 2,491,108 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. Type B Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants may not be valid; therefore, we recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to members. The Company determined the comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value of the Type B warrants as of December 31, 2015 and 2014 was $249,111.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and cannot be reasonably predicted at this time when it will occur.

Note 6 – Impairment Expenses

On May 26, 2015, the Company concluded that a material charge for impairment was required under generally accepted accounting principles. The impaired assets were approximately $3,643,000 in bank accounts in the People’s Republic of China. For administrative reasons, the accounts were held and relate to cash deposited in the name of Mr. Dinghua Wang, President and Chief Executive Officer of the Company. These accounts have been frozen by authorities in the Chinese legal system (the “Frozen Accounts”) in a case involving alleged illegal activities in China by one or more persons claiming to be officers in the Company. The Chinese legal authorities asserted that these activities gave them the right to freeze the accounts. The Company does not believe that the Frozen Accounts will be recovered. Accordingly, the Board of Directors agreed to recognize the impairment in 2014. The Company does not believe this impairment charge will result in future cash expenditures.

According to the Official Indictment number 2014-133 issued to Mr. Charlie Leung by the District Attorney’s office of ZhuShan County, HuBei Province on November 10, 2014, the district attorney stated that E-World USA Holding, Inc. had not obtained a direct sales license in the PRC. According to the Indictment, Mr. Wang sent Mr. Leung to China as Senior VP of China operations to develop business. Mr. Leung developed a program to award bonuses to members for 1. Achieving sales targets, and 2. Developing new members. This was considered by China Regulatory Authorities to be pyramid sale activities in China which did not comply with what was asserted to be applicable China Law. As a result of the indictment, in May 2014, E-World discontinued its DSA sales model in China and elsewhere and now sells only through its website. The indictment was issued and mentioned that Mr. Wang will be treated in a separate case. As of the date of this report, the Company and Mr. Wang are not aware of a separate case having been filed against Mr. Wang. The balance in the Frozen Accounts totaled of RMB 22,848,737, or $3,643,000, all of which was impaired.

Note 7 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	December 31, 2015	December 31, 2014
Nutrition supplements	$268,740	$322,701
Skin-care products	33,385	28,879
Less: inventory reserve	(121,076)	(122,623)
Inventories, net	$181,049	$228,957

During 2015, the Company recorded a recovery of prior inventory reserve totaling $1,546. During 2014, the Company recorded valuation allowance of $55,907 due to slow inventory movement and upcoming product expiration dates.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Property and Equipment

Property and equipment consist of following:

	December 31, 2015	December 31, 2014
Computer equipment and software	$114,953	$114,953
Furniture and fixture	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(255,167)	(221,096)
Property and equipment, net	$106,202	$140,273

Depreciation expense totaled $34,071 and $39,961 in 2015 and 2014, respectively.

Note 9 – Debt

Due to employee

The Company borrowed money from an employee to fund operations. During the year ended December 31, 2015, advances from employee totaled $240,000 and payment to employee totaled $145,000. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2015, the Company owed $95,000 to an employee.

Long term loan

In June 2012, the Company purchased a new vehicle by trade-in of the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. The loan amount was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During years ended December 31, 2015 and 2014, the Company paid $24,855 and $27,594 for the loan, respectively.

In December 2015, the Company paid off this debt with proceeds from a new loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months.

Future maturities of long term debt are as follows:

Year ended December 31, 2016	$11,241
Year ended December 31, 2017	12,619
Year ended December 31, 2018	13,002
Year ended December 31, 2019	13,395
Total	50,257
Current portion of long term debt	(11,241)
Long term debt	$39,016

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company amortized $1,083,276 and $689,357 of the discount for the years ended December 31, 2015 and 2014, respectively.

In April 2015, the Company terminated its purchase of Prime, and the promissory note was cancelled. See Note 2.

Note 10 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Federal statutory rate	34.0%	34.0%
State statutory rate	8.8%	8.8%
Valuation allowance	(33.4)%	(40.0)%
Permanent difference	(9.4)%	(3.0)%
Effective tax rate	0.0%	(0.2)%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $8,854,000 for Federal and $7,889,000 for California as of December 31, 2015, and will expire in the years 2030 to 2035. The accumulated net operating loss carry forward is approximately $5,900,000 for Federal and $4,935,000 for California as of December 31, 2014. During the years ended December 31, 2015 and 2014, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, Management has provided 100% valuation allowance for the deferred tax assets.

As of December 31, 2015 and 2014, the valuation allowance was approximately $3,470,000 and $2,294,000, respectively.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The movement of deferred tax assets is as follows:

	Year ended December 31, 2015	Year ended December 31, 2014
Deferred tax asset, beginning balance	$-	-
Addition from net operating loss carry-forward - federal	1,023,905	310,129
Addition from net operating loss carry-forward - state	175,461	52,290
Addition (deduction) from temporary difference - federal	(19,452)	87,084
Addition (deduction) from temporary difference - state	(3,227)	15,040
Addition (deduction) in valuation allowance	(1,176,687)	(464,543)
Deferred tax asset, ending balance	$-	-

As of December 31, 2015, federal tax returns filed for 2013, 2014 and 2015 remain subject to examination by the taxing authorities. As of December 31, 2015, California tax returns filed for 2012, 2013, 2014 and 2015 remain subject to examination by the taxing authorities.

Note 11 – Related Party Transactions

Due to shareholder

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to, as well as borrows money from, the Company. Such business transactions are recorded as due to or from shareholder. During the years ended December 31, 2015 and 2014, advances totaled $1,372,177 and $2,618,111, respectively and payment to shareholder totaled $308,490 and $639,800, respectively. As of December 31, 2015 and 2014, the balance due to shareholder amounted to $3,210,836 and $2,147,149, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During year ended December 31, 2015, the Company borrowed money from a related party to fund operations. This related party is the son of the CEO. During the year ended December 31, 2015, advances totaled $40,000. This advance bears an one time $5,000 finance charge recorded as interest expense and included in accrued expenses as of December 31, 2015, is unsecured and due on demand. As of December 31, 2015, the Company owed $40,000 to this related party.

Interest expense for the year ended December 31, 2015 for the advances from related party amounted to $5,000.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances from related parties, non-interest bearing

Prior to 2014, the Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives and a board member of the Company. During the years ended December 31, 2015 and 2014, advances totaled $305,277 and $0, respectively and payment to related parties totaled $20,000 and $0, respectively. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2015 and 2014, the Company owed $583,839 and $298,562 to these related parties, respectively.

Note 12 – Commitments

Operating lease

The Company rents office and warehouse spaces for its main corporate office from March 2015 to October 2018 and thereafter on a month to month basis without future commitment. The Company’s commitment for minimum lease payment under these operating leases as of December 31, 2015 for the next few years is as follow:

Year ended December 31, 2016	$36,000
Year ended December 31, 2017	36,900
Year ended December 31, 2018	31,000
Total	$103,900

The Company incurred rent expense of $152,559 and $161,218 for years ended December 31, 2015 and 2014, respectively.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Office/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Under the supervision of our Chief Executive Officer/ Chief Financial Officer, and with the participation of our management, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2015, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2015, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1. Lack of Accounting and Finance Expertise – Our current number of accounting staff is relatively small, and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP.

2. Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

Remediation

Our management has dedicated significant resources to correcting the control deficiencies and to ensuring that we take proper steps to improve our internal control over financial reporting in the area of financial statement preparation and disclosure.

Subsequent to December 31, 2015, we have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting, including the following:

•	Hired a consulting firm with expertise in U.S. GAAP financial reporting and accounting.

•	Implemented an internal review process over financial reporting to continue to improve our ongoing review and supervision of our internal control over financial reporting;

This annual report does not and is not required to include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Ding Hua Wang	53	CEO and President, Director
Xun Zhang	55	Director
Pooi Lam Shun*	66	Director

*Resigned on January 4, 2017

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

Pooi Lam Shun joined us as Director upon formation in March 2011. From March 2007 to January 4, 2017, he served as a Director for us and our predecessor. From May 1990 to February 2007, he was an Independent Distributor for Sunrider International, a health food manufacturer. He received a Diploma, 1981, from Singapore Polytechnic. Pooi Lam Shun was responsible for developing marketing strategies in Singapore, Malaysia, China and other Asian markets and brought his knowledge and experience in these markets to our Board, all in the capacity as a Director of the Company. Although rendering this advice to management, he was not in charge of a principal business unit, division or function (such as sales, administration or finance) of the Company and, other than his role as a director, did not perform a policy-making function for the Company with respect to marketing or any other aspect of the Company’s business.

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

Because the Chinese legal system is different than that in the U.S., please refer to the Complaint filed as noted in “Legal Proceedings” and filed as an exhibit 10.1 to the 2014 report on Form 10-K as it affects Dinghua Wang. Although not being named a defendant personally, the Complaint discussed Mr. Wang’s activities and indicated that the following order had been issued against Mr. Wang: “After the case was discovered, Dinghua Wang's special accounts for sales under the Company’s DSA model in China were blocked and the funds in the amount of RMB 22,848,737.5 and $1,320.87 in the accounts were frozen.” At the date of filing of this report, the status of this Order was still open. Accordingly, Mr. Wang may be considered to have been involved in one or more of the above named activities in the last 10 years.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer as one person fills all these roles. At such time as there is more than one executive officer, we will consider adopting such a Code.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(b), as the Company is a voluntary reporting issuer.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO, who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2015, and December 31, 2014.

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Ding Hua Wang	President/CEO	2015	380,000	-	-	-	-	-	380,000
		2014	380,000	-	-	-	-	-	380,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2015

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ding Hua Wang	0	0	0	0	0	0	0	0	0
Xun Zhang	0	0	0	0	0	0	0	0	0
Pooi Lam Shun	0	0	0	0	0	0	0	0	0

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2015.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ding Hua Wang	0	0	0	0	0	0
Xun Zhang	0	0	0	0	0	0
Pooi Lam Shun	0	0	0	0	0	0

No director was paid in any form of compensation for acting as a Director as of December 31, 2015. See Executive Compensation table above for salaries paid to these Directors for their role as officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this Form 10-K, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is Flair Dr., Suite 302, El Monte CA 91731.

Name	Number of Shares of Common stock	Percentage

Ding Hua Wang	129,999,020	91.02%
Xun Zhang	500,000	0.35%
Pooi Lam Shun	1,000,000	0.70%
All officers and directors as a group [3 persons]	131,499,020	92.07%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 142,828,993 shares of common stock outstanding as of December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to shareholder

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to, as well as borrows money from, the Company. Such business transactions are recorded as due to or from shareholder. During the years ended December 31, 2015 and 2014, advances totaled $1,372,177 and $2,618,111, respectively and payment to shareholder totaled $308,490 and $639,800, respectively. As of December 31, 2015 and 2014, the balance due to shareholder amounted to $3,210,836 and $2,147,149, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During year ended December 31, 2015, the Company borrowed money from a related party to fund operations. This related party is the son of the CEO. During the year ended December 31, 2015, advances totaled $40,000. This advance bears an one time $5,000 finance charge recorded as interest expense and included in accrued expenses as of December 31, 2015. As of December 31, 2015, the Company owed $40,000 to this related party.

Interest expense for the year ended December 31, 2015 for the advances from related parties amounted to $5,000.

Advances from related parties, non-interest bearing

Prior to 2014, the Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives and a board member of the Company. During the years ended December 31, 2015 and 2014, advances totaled $305,277 and $0, respectively and payment to related parties totaled $20,000 and $0, respectively. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2015 and 2014, the Company owed $583,839 and $298,562 to these related parties, respectively.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Malone Bailey LLP was our independent auditor for the fiscal year ended December 31, 2014 and billed a total of $189,710 in fees. The Pun Group LLP was our independent auditor for the years ended December 31, 2015 and 2014 and billed a total of $95,000 and $90,000 for fiscal years 2015 and 2014, respectively.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2015 and 2014.

	2015	2014

Audit Fees	$95,000	$90,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	189,710
Total	$95,000	$279,710

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

Item 15. Exhibits

Exhibit No.	Document Description

10.1	Dibeier Granules Inspection Report

10.2	Dibeier Oral Inspection Report

10.3	Dibeier Trademark Registration Application Acceptance Notice

10.4	Dailynu Trademark Registration Application Acceptance Notice

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

E-World USA Holding, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ding Hua Wang	February 6, 2017	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	Principal Executive Officer,	February 6, 2017
Principal Financial Officer,
Principal Accounting Officer and Director

/s/ Xun Zhang	Xun Zhang	Director	February 6, 2017

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Dibeier Granules Inspection Report

10.2	Dibeier Oral Inspection Report

10.3	Dibeier Trademark Registration Application Acceptance Notice

10.4	Dailynu Trademark Registration Application Acceptance Notice

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

