Form 10-Q
period 2016-03-31
E-WORLD USA HOLDING,INC
filed 2017-04-07
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

9550 Flair Dr, Suite 302

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

As of April 7, 2017, there were 142,828,993 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$5,496	$8,550
Accounts receivable, net	66,121	25,444
Inventory, net	216,069	181,049
Prepaid expenses	23,962	81,624
TOTAL CURRENT ASSETS	311,648	296,667

PROPERTY AND EQUIPMENT, net	97,684	106,202

DEPOSITS AND OTHER ASSETS	9,850	9,850

TOTAL ASSETS	$419,182	$412,719

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,065,338	$1,025,236
Deferred revenue	1,436,692	1,486,360
Due to shareholder, non-interest bearing	3,160,072	3,210,836
Advances from related party, interest bearing	-	40,000
Advances from related parties, non-interest bearing	583,839	583,839
Due to employee	95,000	95,000
Current portion of long term debt	11,325	11,241
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	249,111	249,111
TOTAL CURRENT LIABILITIES	13,766,790	13,867,036

NON-CURRENT LIABILITIES:
Long term debt	35,896	39,016
Due to shareholder, interest bearing	471,603	-
TOTAL NON-CURRENT LIABILITIES	507,499	39,016

TOTAL LIABILITIES	14,274,289	13,906,052

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 shares issued and outstanding, as of March 31, 2016 and December 31, 2015	142,829	142,829
Additional paid-in capital	3,657,949	3,657,949
Accumulated deficit	(17,655,885)	(17,294,111)
TOTAL SHAREHOLDERS' DEFICIT	(13,855,107)	(13,493,333)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$419,182	$412,719

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the three months ended March 31,
	2016	2015

SALES	$188,069	$250,804

COST OF SALES	73,472	230,326

GROSS PROFIT	114,597	20,478

OPERATING EXPENSES
Selling expenses	37,767	124,801
Depreciation expense	8,518	8,518
General and administrative expenses	421,265	936,036
Total operating expenses	467,550	1,069,355

LOSS FROM OPERATIONS	(352,953)	(1,048,877)

OTHER INCOME (EXPENSE), net
Finance expenses	(8,821)	(887,110)
Total other expense, net	(8,821)	(887,110)

LOSS BEFORE INCOME TAXES	(361,774)	(1,935,987)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(361,774)	(1,935,987)

NET LOSS FROM DISCONTIUNED OPERATIONS, net of applicable income taxes	-	(102,288)

NET LOSS	(361,774)	(2,038,275)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	(1,664,854)

COMPREHENSIVE LOSS	$(361,774)	$(3,703,129)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	142,828,993	167,828,993

LOSS EARNINGS PER SHARE - BASIC & DILUTED
Continuing operations	$0.00	$(0.01)
Discontinued operations	$0.00	$0.00
Net loss	$0.00	$(0.01)

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(361,774)	$(2,038,275)
Net loss from discontinued operations	-	(102,288)
Net loss from continuing operations	(361,774)	(1,935,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,518	8,518
Bad debt expense	17,660	-
Amortization of promissory note discount	-	886,317
Changes in operating assets and liabilities
Accounts receivable	(58,337)	2,406
Inventory	(35,020)	112,181
Prepaid expenses	57,662	(15,755)
Other receivables	-	1,041
Deposits and other assets	-	(3,000)
Accounts payable and accrued expenses	40,102	(8,203)
Deferred revenue	(49,668)	(123,362)
Net cash provided by operating activities from discontinued operations	-	880,290
Net Cash Used in Operating Activities	(380,857)	(195,554)

Cash Flows from Investing Activities:
Net cash used in investing activities from discontinued operations	-	(65,887)
Net Cash Used in Investing Activities	-	(65,887)

Cash Flows from Financing Activities:
Advances from shareholder, interest bearing	471,603	-
Advances from shareholder, non-interest bearing	36,282	1,096,810
Payment to shareholder, non-interest bearing	(87,046)	(34,907)
Payment to related party, interest bearing	(40,000)	-
Principal payments on debt	(3,036)	(7,111)
Net cash used in financing activities from discontinued operations	-	(10,761)
Net Cash Provided by Financing Activities	377,803	1,044,031

Effects of exchange rate change in cash	-	(108,035)

Net Change in Cash	(3,054)	674,555

Cash from continuing operations, beginning of period	8,550	317,346

Cash from discontinued operations, beginning of period	-	1,059,501

Cash, end of period	5,496	2,051,402

Less: Cash from discontinued operations, end of period	-	(1,755,103)

Cash from continuing operations, end of period	$5,496	$296,299

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13,821	$793
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

E-World USA Holding, Inc. (the “Company”), a Nevada corporation, was formed February 4, 2011. Its predecessor, with the same name was a California company incorporated in 2007. In April 2011, E-World USA Holding, Inc., a California corporation, entered into a merger agreement with its wholly-owned subsidiary, E-World USA Holding, Inc., a Nevada corporation which was the survivor of the merger. Under the Merger Agreement, the Company issued 90,000,000 shares of its common stock on a one share for one share basis for each share of E-World USA Holding, Inc., a California corporation, common stock issued and outstanding at the date of the merger. In addition, the Company issued the Type A Warrants and Type B Warrants in exchange for comparable warrants issued and outstanding of E-World USA Holding, Inc., a California corporation, at the date of the merger.

The Company is a provider of health and nutritional supplements and personal care products currently sold on the Internet through our website, www.dailynu.com and to wholesale distributers.

Note 2 – Discontinued Operations

On October 20, 2014, the Company entered into a Share Purchase Agreement for the purchase of the outstanding shares of Prime Nutrisource Inc., Nugale Pharmaceutical Inc., and Prime Nutrisource Inc. (New Jersey), and together “Prime.” Total purchase price included:

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

Total gain from disposal of Prime on April 21, 2015 was calculated as follows:

Long-term investment in Prime	$(22,486,914)
Net consideration	1,247,920
Cancellation of promissory note	20,201,304
Cancellation of 25,000,000 shares of common stock	3,117,311
Cancellation of 25% Contingent Shares	481,938
Accumulated other comprehensive loss	(1,648,996)
Gain from disposal of Prime	$912,563

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations is as follows:

Discontinued operations:	Three Months Ended March 31, 2015

Sales	$4,124,000
Cost of sales	(2,742,419)
Gross profit	1,381,581
Selling expense	(215,575)
Depreciation and amortization expenses	(272,302)
General and administrative expenses	(989,395)
Other income	5,437
Loss from operations before income taxes	(90,254)
Provision for income tax	12,034
Net loss	$(102,288)

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

Management is trying to alleviate the going concern risk by: securing various financing resources, including but not limited to, borrowing from the Company’s major shareholder, and the possibility of raising funds through a future public offering.

Note 4 - Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States, are expressed in U.S. dollars and include the accounts of E-World USA Holding, Inc. and its subsidiaries, E-World Canada Holding, Inc., Prime Nutrisource Inc., Nugale Pharmaceutical Inc. and Prime Nutrisource Inc. (New Jersey). As of April 21, 2015, these subsidiaries mentioned above were deconsolidated from E-World USA Holding, Inc. For more details, see Note 2. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2015 annual report on Form 10-K filed on February 7, 2017.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, collectability of receivables and fair value of rescission liability – Type A & B Warrants. Actual results could differ from those estimates.

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accounts receivable balance and allowance for doubtful accounts are as follows:

	March 31, 2016	December 31, 2015
Accounts receivable	$109,017	$50,680
Allowance for doubtful accounts	(42,896)	(25,236)
Accounts receivable, net	$66,121	$25,444

Movement of allowance for doubtful accounts are as follows:

	Three months ended March 31, 2016	Year ended December 31, 2015

Beginning balance	$25,236	$-
Provision for doubtful accounts	17,660	25,236
Ending balance	$42,896	$25,236

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Upon disposition, the cost and related accumulated depreciation is removed from the books, and any resulting gain or loss is included in operations. The Company provides for depreciation using straight-line methods over the estimated useful lives of various classes as follow:

Computer and software	3 to 5 years
Furniture and fixtures	5 to 10 years
Vehicles	5 to 7 years
Leasehold improvement	over expected lease term

Repair and maintenance is charged to operations when incurred while betterments and renewals are capitalized.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2016 and December 31, 2015, no impairment of long-lived assets was recognized.

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2016 and December 31, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Rescission Liability – Type A Warrants	--	--	$7,165,413	$7,165,413
Rescission Liability – Type B Warrants	--	--	249,111	249,111
Total	--	--	$7,414,524	$7,414,524

Revenue Recognition

The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company generally receives the net sales price in cash or through credit card payments when products are ordered. When the Company has sales events whereby the sales are non-returnable or non-refundable, the revenue is recognized when products are shipped. Advance payments from customers are deferred, and revenue is recognized when products are shipped. Deferred revenue for customer deposits as of March 31, 2016 and December 31, 2015 was $1,436,692 and $1,486,360, respectively.

The Company also recognized revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered. Shipping and handling fee revenues are immaterial to the Company’s financial statements for the three months ended March 31, 2016 and 2015.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of March 31, 2016 and December 31, 2015 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of March 31, 2016 and December 31, 2015.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our consolidated financial statements. While all products are priced in US currency, the Company accepts payments in USD, Hong Kong dollars and Chinese RMB.

Shipping and Handling Expenses

Shipping and handling costs paid by the Company are included in selling expenses, and totaled $5,520 and $10,806 for the three months ended March 31, 2016 and 2015, respectively.

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2016 and 2015, Contingent Shares and Type A and Type B Warrants did not have a dilutive effect on loss per share as the Company had incurred a loss for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, may exceed Canada Deposit Insurance Corporation (CDIC) insured limits for the banks located in Canada or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. At March 31, 2016, the bank balance of the Company consisted of $4,722 in the United States and $755 in Hong Kong and these balance are all insured by FDIC or HKDPB. At December 31, 2015, the bank balance of the Company consisted of $3,211 in the United States and $3,371 in Hong Kong and these balance are all insured by FDIC or HKDPB.

For the three months ended March 31, 2016, three customers accounted for approximately 69% of the Company’s sales. No customer accounted for more than 10% of the Company’s sales during the three months ended March 31, 2015.

For the three months ended March 31, 2016, three suppliers accounted for approximately 94% of the Company’s product purchases, and during the three months ended March 31, 2015, one supplier accounted for approximately 83% of the Company’s product purchases.

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Pronouncements

In November 2015, the FASB issued “Accounting Standards Update No. 2015-17—Income Taxes (Topic 740)”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the implementation of this ASU to have a material impact on our financial position or statement of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 Investments-Equity and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The objective is to simplify investor’s accounting for equity method investments as a result of an increase in ownership level or degree of influence over the investee from prior period and requires prospective application of equity method accounting from the date when an equity investment qualifies for equity method of accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The adoption of ASU 2016-07 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08—Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The object is to reduce the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance and to reduce the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2016-08 to have a material impact on the Company’s consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in ASC 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company does not expect the adoption of ASU 2016-10 to have a material impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for ASC 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2016-12 to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and (9) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect the adoption of ASU 2016-15 to have a material impact on the Company’s consolidated financial statements.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective in the first quarterly of 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this Update include items brought to the Board’s attention through a variety of sources, including: 1) The Codification’s online feedback mechanism; 2) Submissions to the Transition Resource Group for Revenue Recognition (TRG); and 3) Stakeholder’s technical inquiries. The amendments in this Update affect narrow aspects of the guidance issued in ASU No. 2014-09 for certain areas for correction or improvement. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU No. 2014-09). ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU No. 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the adoption of ASU 2016-20 to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated statements of operations and other comprehensive loss and cash flows.

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

(3)	23,296,688 warrants for shares of common stock

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each warrant holder would receive in cash if he or she exercised the warrant by canceling his or her membership and receiving 75% of the face value of his or her warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A warrant shares. As of March 31, 2016 and December 31, 2015, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Type B Warrants

During 2009 and 2010, the Company issued a total of 2,491,108 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. Type B Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants may not be valid; therefore, we recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to members. The Company determined that comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value of the Type B warrants as of March 31, 2016 and December 31, 2015 was $249,111.

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and cannot be reasonably predicted at this time when it will occur.

Note 6 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	March 31, 2016	December 31, 2015
Nutrition supplements	$307,403	$268,740
Skin-care products	29,261	33,385
Less: inventory reserve	(120,595)	(121,076)
Inventories, net	$216,069	$181,049

For the three months ended March 31, 2016 and 2015, the Company recorded a recovery of prior inventory reserve totaling $481 and $609, respectively.

Note 7 - Property and Equipment

Property and equipment consist of following:

	March 31, 2016	December 31, 2015
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(263,685)	(255,167)
Property and equipment, net	$97,684	$106,202

Depreciation expense totaled $8,518 and $8,518 for the three months ended March 31, 2016 and 2015, respectively.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Debt

Due to employee

The Company borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of March 31, 2016 and December 31, 2015, the Company owed $95,000 to an employee.

Long term loan

In June 2012, the Company purchased a new vehicle by trade-in of the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. The loan amount was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During the three months ended March 31, 2015, the Company paid $7,111 for the loan.

In December 2015, the Company paid off this debt with proceeds from a new loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the three months ended March 31, 2016, the Company paid $3,036 for the loan.

Future maturities of long term debt are as follows:

Nine months ended December 31, 2016	$8,206
Year ended December 31, 2017	12,619
Year ended December 31, 2018	13,001
Year ended December 31, 2019	13,395
Total	47,221
Current portion of long term debt	(11,325)
Long term debt	$35,896

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Federal statutory rate	34.0%	34.0%
State statutory rate	8.8%	8.8%
Valuation allowance	(39.7)%	(39.8)%
Permanent difference	(3.1)%	(3.0)%
Effective tax rate	0.0%	0.0%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $9,215,000 for Federal and $8,250,000 for California as of March 31, 2016, and will expire in the years 2030 to 2035. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $8,854,000 for Federal and $7,889,000 for California as of December 31, 2015. During the three months ended March 31, 2016 and 2015, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, Management has provided 100% valuation allowance for the deferred tax assets.

As of March 31, 2016 and December 31, 2015, the valuation allowance was approximately $3,614,000 and $3,470,000, respectively.

The movement of deferred tax assets is as follows:

	Three months ended March 31, 2016	Year ended December 31, 2015
Deferred tax asset, beginning balance	$-	$-
Addition from net operating loss carry-forward - federal	114,254	1,023,905
Addition from net operating loss carry-forward - state	19,591	175,461
Addition (deduction) from temporary difference - federal	8,459	(19,452)
Addition (deduction) from temporary difference - state	1,450	(3,227)
Addition (deduction) in valuation allowance	(143,754)	(1,176,687)
Deferred tax asset, ending balance	$-	$-

As of March 31, 2016, federal tax returns filed for 2013, 2014 and 2015 remain subject to examination by the taxing authorities. As of March 31, 2016, California tax returns filed for 2012, 2013, 2014 and 2015 remain subject to examination by the taxing authorities.

Note 10 - Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, the CEO of the Company pledged certain of his personal assets and obtained a personal loan and funded the operations of the Company from this loan. The Company agreed to pay for the interest of this loan on Mr. Dinghua Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the three months ended March 31, 2016, advances totaled $471,603. As of March 31, 2016 and December 31, 2015, the balance due to shareholder, interest bearing, amounted to $471,603 and $0, respectively. The full loan balance of $471,603 is due on February 1, 2019.

Interest expense for the three months ended March 31, 2016 for above loan amounted to $8,325.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, the CEO of the Company, advances monies to the Company. Such business transactions are recorded as due to or from shareholder. During the three months ended March 31, 2016 and 2015, advances totaled $36,282 and $1,096,810, respectively and payment to shareholder totaled $87,046 and $34,907, respectively. As of March 31, 2016 and December 31, 2015, the balance due to shareholder, non-interest bearing, amounted to $3,160,072 and $3,210,836, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related party, interest bearing

During the year ended December 31, 2015, the Company borrowed $40,000 from a related party to fund operations. This related party is the son of the CEO. These advances bear a one-time $5,000 finance charge, are unsecured and are due on demand. The $40,000 balance as of December 31, 2015 was repaid in January 2016.

Advances from related parties, non-interest bearing

The Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives and a board member of the Company. These advances do not bear interest, are unsecured and are due on demand. As of March 31, 2016 and December 31, 2015, the Company owed $583,839 and $583,839 to these related parties, respectively.

Note 11 - Commitments

Operating lease

The Company rents office and warehouse space for its main corporate office from March 2015 to October 2018 and thereafter on a month to month basis without a future commitment. The Company’s commitment for minimum lease payments under these operating leases as of March 31, 2016 for the next few years is as follows:

Nine months ended December 31, 2016	$27,000
Year ended December 31, 2017	36,900
Year ended December 31, 2018	31,000
Total	$94,900

The Company incurred rent expense of $36,150 and $35,150 for the three months ended March 31, 2016 and 2015, respectively.

Note 12 – Subsequent Event

Share Distribution Plan

On March 31, 2017, the Company’s Board of Directors approved the following share distribution plans for the Company in accordance with appropriate time frames consistent with applicable law and in the best interests of the Company.

Plan 1. The Company will grant up to 30 million shares of common stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. In connection with this transaction, Mr. Wang will voluntarily relinquish up to 30 million shares to the Company’s Treasury.

Plan 2. To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company when the Company faced financial hardship, the Company may grant up to five million shares of common stock to these individuals upon approval by the Board of Directors, and the Company will complete the stock transfer. In connection with this transaction, Mr. Wang will voluntarily relinquish up to five million shares to the Company’s Treasury.

Plan 3. The Company will grant up to twenty million shares (from authorized but unissued shares of its common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future.

Debt

In January 2017 and March 2017, the Company borrowed $80,000 and $260,000 from third parties to fund its operations, respectively.

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

NOTICE TO INVESTORS:

PLEASE READ BEFORE EXAMINING THE REMAINDER OF THIS FORM 10-Q.

If E-World’s new method of marketing in China, called the Affiliate Marketing Program, is considered by Chinese government authorities to violate the laws of the People’s Republic of China, the Company could suffer damages similar to, or harsher than, those which resulted from actions taken by the Chinese government in connection with the Company’s previous, now-discontinued Direct Sales Associate, or DSA, sales method, which could lead to significant decline in revenues as well as the loss of all or a significant amount of the value of your investment.

As noted in “Legal Proceedings” below, the Company suffered significant financial hardship as a result of the Chinese government’s action against E-World’s sales activities under its previous DSA marketing program, now discontinued, which the government alleged violated Chinese law. These hardships include the loss of $3,643,000 in cash that is the property of the Company that is now held in bank accounts in the People’s Republic of China and, to a material extent, a decrease in E-World’s annual revenue from $6,833,768 for the fiscal year ended December 31, 2014 to $379,493 for the fiscal year ended December 31, 2015.

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

Since June 2014, we have mainly sold our products over the Internet directly to end-user customers through our web site, www.dailynu.com and to our wholesale distributors. In March 2016, we implemented an affiliate marketing program.

Marketing: The Affiliate Marketing Program (“AMP”)

A more complete description of how the AMP operates is as follows:

•	The Company’s website (www.dailynu.com) is an online shopping store and everyone in China can purchase the products from this website by credit card;

•	The Affiliate Marketing Program is a performance-based marketing program in which the Company rewards one or more affiliates (the “Affiliate Members”) for each successful customer purchase brought by the Affiliate Members’ own marketing efforts;

•	The Company provides the Affiliate Members with a URL (or coupon or advertising banner) which can be shared by the Affiliate Members to anywhere they like to post. If anyone purchases the products from this link, the Company will pay commissions to the relevant Affiliate Members based on the revenue generated from their links;

•	The Affiliate Members are not employees of the Company;

•	The Company does not track any customer from the Affiliate Members. Even the Affiliate Members themselves do not know who will purchase the products from the link;

•	Currently, the Company has two options for the payment of commission rewards. One alternative is that an Affiliate Member may earn 70% of the monthly sales amount generated from his or her affiliate link if that Affiliate Member achieves total sales in an amount that exceeds $10,000 per month. The other alternative pays every Affiliate Member 20% of the monthly sales amount generated from his or her affiliate link; and

•	The commission rewards are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

	For the three months ended March 31,
				Percentage
	2016	2015	Change	Change
Total Sales	$188,069	$250,804	$(62,735)	(25)%
Total cost of sales	73,472	230,326	(156,854)	(68)%
Gross profit	114,597	20,478	94,119	460%
Operating expenses
Selling	37,767	124,801	(87,034)	(70)%
Depreciation	8,518	8,518	-	-%
General and administrative	421,265	936,036	(514,771)	(55)%
Total operating expenses	467,550	1,069,355	(601,805)	(56)%
Loss from operations before income taxes	(352,953)	(1,048,877)	(695,924)	(66)%
Other expense, net	(8,821)	(887,110)	(878,289)	(99)%
Provision for income taxes	-	-	-	-%
Net loss from continuing operations	(361,774)	(1,935,987)	(1,574,213)	(81)%
Net loss from discontinued operations, net of applicable income taxes	-	(102,288)	(102,288)	(100)%
Net loss	$(361,774)	$(2,038,275)	$(1,676,501)	(82)%

Total sales decreased by $62,735 or 25% from $250,804 in the three months ended March 31, 2015 to $188,069 in the three months ended March 31, 2016. The decrease of sales was mainly due to slower sales from our www.Dailynu.com website. As we are spending less on advertising and promotion on our website, our sales from www.Dailynu.com have decreased accordingly.

The cost of sales decreased by $156,854 or 68% from $230,326 in the three months ended March 31, 2015 to $73,472 in the three months ended March 31, 2016. The decrease was in line with our decrease of sales as we were not selling as many products during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

In March 2016, we introduced new products on our www.Dailynu.com website. These products are Dibeier Granules & Oral. Gross profit percentage is generally higher with the sales of our new products as compared to our existing products, such as Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power. As a result, our gross margin increased from $20,478 or 8% in the three months ended March 31, 2015 to $114,597 or 61% in the three months ended March 31, 2016.

Selling expenses decreased from $124,801 in the three months ended March 31, 2015 to $37,767 in the three months ended March 31, 2016. The decrease of $87,034 or 70% was mainly due to a decrease in marketing development expenses incurred for promotion of our own website during the three months ended March 31, 2016.

General and administrative expenses decreased by $514,771 from $936,036 in the three months ended March 31, 2015 to $421,265 in the three months ended March 31, 2016. General and administrative expenses decreased significantly as we are no longer required to incur significant professional fees for attorneys, consultant and auditor in relation to the acquisition of Prime after the disposal of Prime in April 2015. In addition, the decrease also is attributable to reduction of payroll expenses, as our CEO has decided to forego his salary after January 15, 2016 for so long as he determines advisable, in his sole discretion.

Other expense decreased from $887,110 in the three months ended March 31, 2015 to $8,821 in the three months ended March 31, 2016. The decrease was mainly due the amortization of promissory note discount related to the short term debt issued to acquire Prime in 2015. We no longer have such amortization in 2016 after the disposal of Prime in April 2015.

Net loss from continuing operations decreased by $1,574,213 from $1,935,987 net loss in the three months ended March 31, 2015 to $361,774 net loss in the three months ended March 31, 2016 mainly due to the decrease of general administrative expenses and other expenses as mentioned above.

Net loss from discontinued operations totaled $102,288 in the three months ended March 31, 2015 due to the acquisition of Prime on October 20, 2014, which we terminated on April 21, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had a cash balance of $5,496 and $8,550 at December 31, 2015.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses, the Company does not have significant cash commitments. Cash requirements include cash needed for payroll, payroll taxes, rent, and other operating expenses. However, in response to the reduced liquidity factors described above, the Company has continued to find ways to reduce our operating expenses. In addition, should our Company need additional capital, our principal shareholder and Chief Executive Officer may lend money to the Company from time to time to the extent he is in a position to do so. No assurance can be provided that he will be in a position to continue to lend funds to the Company in the future.

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

For the three months ended March 31, 2016, cash used in operating activities amounted to approximately $381,000 as compared to approximately $196,000 used in operating activities in the same period ended 2015. Cash used in operating activities was mainly due to approximately $362,000 of net loss from the Company, the increase of accounts receivable of approximately $58,000, as we started to extend credit terms to our wholesale customers, the increase of inventory of approximately $35,000, as we started to introduce and obtain inventory for our new products, Dibeier Granules & Oral, the decrease of approximately $50,000 of deferred revenue, as we continued to fulfill our prepaid sales orders from our customers, offset by the decrease of prepaid expenses of approximately $58,000 as we amortized more prepaid expense during the period, the increase of accounts payable and accrued expenses of approximately $40,000, as we are behind on payments for various of our operating expenses, and net of approximately $26,000 of non-cash operating activities.

For the three months ended March 31, 2016, financing activities provided approximately $0.4 million as compared to approximately $1.0 million during the same period in 2015. Net cash received in the three months ended March 31, 2016 for the amount of approximately $0.5 million was from our principal shareholder and Chief Executive Officer, offset by our repayment of principal of approximately $0.1 million to our principal shareholder and Chief Executive Officer and our related party.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, the CEO of the Company, pledged certain of his personal assets and obtained a personal loan and funded the operations of the Company from this loan. The Company agreed to pay for the interest of this loan on Mr. Dinghua Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the three months ended March 31, 2016, advances totaled $471,603. As of March 31, 2016 and December 31, 2015, the balance due to shareholder, interest bearing, amounted to $471,603 and $0, respectively. The full loan balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended March 31, 2016 for above loan amounted to $8,325.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to the Company. Such business transactions are recorded as due to or from shareholder. During the three months ended March 31, 2016 and 2015, advances totaled $36,282 and $1,096,810, respectively, and payment to shareholder totaled $87,046 and $34,907, respectively. As of March 31, 2016 and December 31, 2015, the balance due to shareholder, non-interest bearing, amounted to $3,160,072 and $3,210,836, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related party, interest bearing

During the year ended December 31, 2015, the Company borrowed $40,000 from a related party to fund operations. This related party is the son of the CEO. These advances bear a one-time $5,000 finance charge, are unsecured and are due on demand. The $40,000 balance as of December 31, 2015 was repaid in January 2016.

Advances from related parties, non-interest bearing

The Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives and a board member of the Company. These advances do not bear interest, are unsecured and are due on demand. As of March 31, 2016 and December 31, 2015, the Company owed $583,839 and $583,839 to these related parties, respectively.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2016, our disclosure controls and procedures are not effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us, except with respect to the matter described below and as set forth in the “Notice to Investors,” in the forepart of this Report on Form 10-Q.

Notwithstanding the foregoing, on May 26, 2015, the Board of Directors concluded that a material charge for impairment to one of its assets is required under generally accepted accounting principles. The impaired assets are approximately $3,643,000 in cash that is the property of the Company held in bank accounts in the People’s Republic of China, which for administrative reasons in China, were held in the name of Ding Hua Wang, President and Chief Executive Officer of the Company, that have been frozen by authorities in the Chinese legal system (the “Frozen Accounts”) in a case involving alleged illegal activities in China by one or more persons claiming to be officers in the Company in China. The Chinese legal authorities asserted that these activities gave them the right to freeze property of the Company in China, (i.e., the Frozen Accounts), notwithstanding the fact that Company itself was not named in the case. Accordingly, the Board of Directors recognized an impairment of this amount in our year ended December 31, 2014 financial statements. Although the Company believed that the funds in the Frozen Accounts were improperly frozen, the Company now believes, based on an informal conversation with a person in another company, that the Frozen Accounts will never be returned to the Company. As of the date of this Report, the Company and Mr. Wang are not aware of a separate case having been filed against the Company or Mr. Wang.

Mr. Wang, President of the Company, individually filed a complaint to the Commission for Discipline Inspection of the Central Committee of the Communist Party of China and is in the process of attempting to recover the Frozen Accounts. Based upon the foregoing with respect to the status of the matter against the Company, as of the date of this Report, although this action is still pending, neither Mr. Wang nor the Company expects to prevail.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the quarter ended March 31, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In November and December 2016, our Dibeier Granules & Oral products successfully passed the inspection by the Shenzhen Academy of Metrology & Qualify Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). A copy of these two inspection reports are filed as exhibits to the Company’s Form 10-K for 2015 filed on February 7, 2017. As a result, we believe that that our Dibeier Granules & Oral products will be able to be directly exported to the China market and to be sold at nutritional supplement stores in China as food, rather than only through our website. The Company has confirmed the proper Harmonized Tariff Schedule classification for export of the Dibeier Products to China with U.S. counsel. In addition, Chinese counsel has advised that the Chinese importation regulatory requirements are satisfied to export the Dibeier products to China. No assurance can be given that such exports will eventually occur or that issues will not arise with exporting the products to China. We anticipate that we will start exporting this product to China in mid-2017, although this may be delayed due to currently unanticipated matters.

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

E-World USA Holding, Inc.

Title	Name	Date	Signature

President and CEO	Ding Hua Wang	April 7, 2017	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, CEO, Acting	April 7, 2017
Principal Financial and Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1 *	CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

