Form 10-Q
period 2016-06-30
E-WORLD USA HOLDING,INC
filed 2017-04-07
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$2,491	$8,550
Accounts receivable, net	43,700	25,444
Inventory, net	164,802	181,049
Prepaid expenses	32,175	81,624
TOTAL CURRENT ASSETS	243,168	296,667

PROPERTY AND EQUIPMENT, net	89,378	106,202

DEPOSITS AND OTHER ASSETS	9,850	9,850

TOTAL ASSETS	$342,396	$412,719

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$997,019	$1,025,236
Deferred revenue	1,619,628	1,486,360
Due to shareholder, non-interest bearing	3,074,387	3,210,836
Advances from related party, interest bearing	20,000	40,000
Advances from related parties, non-interest bearing	583,839	583,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	89,030	-
Current portion of long term debt	11,410	11,241
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	249,111	249,111
TOTAL CURRENT LIABILITIES	13,904,837	13,867,036

NON-CURRENT LIABILITIES:
Long term debt	32,753	39,016
Due to shareholder, interest bearing	471,603	-
TOTAL NON-CURRENT LIABILITIES	504,356	39,016

TOTAL LIABILITIES	14,409,193	13,906,052

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 shares issued and outstanding, as of June 30, 2016 and December 31, 2015	142,829	142,829
Additional paid-in capital	3,657,949	3,657,949
Accumulated deficit	(17,867,575)	(17,294,111)
TOTAL SHAREHOLDERS' DEFICIT	(14,066,797)	(13,493,333)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$342,396	$412,719

The accompanying notes are integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

SALES	$211,781	$58,837	$399,850	$309,641

COST OF SALES	50,711	44,619	124,183	274,945

GROSS PROFIT	161,070	14,218	275,667	34,696

OPERATING EXPENSES
Selling expenses	26,292	98,368	64,059	223,169
Depreciation expense	8,305	8,518	16,823	17,036
General and administrative expenses	324,944	941,146	746,209	1,877,182
Total operating expenses	359,541	1,048,032	827,091	2,117,387

LOSS FROM OPERATIONS	(198,471)	(1,033,814)	(551,424)	(2,082,691)

OTHER INCOME (EXPENSE), net
Gain from disposal of Prime	-	912,563	-	912,563
Finance expenses	(13,219)	(197,637)	(22,040)	(1,084,747)
Total other expense, net	(13,219)	714,926	(22,040)	(172,184)

LOSS BEFORE INCOME TAXES	(211,690)	(318,888)	(573,464)	(2,254,875)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(211,690)	(318,888)	(573,464)	(2,254,875)

NET LOSS FROM DISCONTIUNED OPERATIONS, net of applicable income taxes	-	(20,970)	-	(123,258)

NET LOSS	(211,690)	(339,858)	(573,464)	(2,378,133)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	650,409	-	(1,014,445)

COMPREHENSIVE LOSS	$(211,690)	$310,551	$(573,464)	$(3,392,578)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	142,828,993	148,598,224	142,828,993	158,160,485

LOSS EARNINGS PER SHARE - BASIC & DILUTED
Continuing operations	$0.00	$0.00	$0.00	$(0.01)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss	$0.00	$0.00	$0.00	$(0.01)

The accompanying notes are integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the six months ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(573,464)	$(2,378,133)
Net loss from discontinued operations	-	(123,258)
Net loss from continuing operations	(573,464)	(2,254,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,823	17,036
Bad debt expense	18,040	-
Amortization of promissory note discount	-	1,083,276
Gain on disposal of Prime	-	(912,563)
Changes in operating assets and liabilities
Accounts receivable	(36,296)	2,406
Inventory	16,247	(11,659)
Prepaid expenses	49,449	72,290
Other receivables	-	1,041
Deposits and other assets	-	(3,000)
Accounts payable and accrued expenses	(28,216)	24,595
Deferred revenue	133,268	(167,848)
Net cash provided by operating activities from discontinued operations	-	1,034,924
Net Cash Used in Operating Activities	(404,149)	(1,114,377)

Cash Flows from Investing Activities:
Net consideration returned from disposal of Prime	-	1,247,920
Cash held at Prime at disposition	-	(1,975,777)
Net cash used in investing activities from discontinued operations	-	(65,887)
Net Cash Used in Investing Activities	-	(793,744)

Cash Flows from Financing Activities:
Advances from shareholder, interest bearing	471,603	-
Advances from shareholder, non-interest bearing	37,889	1,204,295
Payment to shareholder, non-interest bearing	(174,338)	(134,721)
Advances from related parties, interest bearing	20,000	-
Payment to related parties, interest bearing	(40,000)	-
Advances from third parties, interest bearing	89,030	-
Principal payments on debt	(6,094)	(14,306)
Net cash used in financing activities from discontinued operations	-	(10,751)
Net Cash Provided by Financing Activities	398,090	1,044,517

Effects of exchange rate change in cash	-	(42,011)

Net Change in Cash	(6,059)	(905,615)

Cash from continuing operations, beginning of period	8,550	317,346

Cash from discontinued operations, beginning of period	-	1,059,501

Cash, end of period	$2,491	$471,232

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26,654	$1,472
Cash paid for income tax	$-	$-

The accompanying notes are integral part of these financial statements.

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

The Company is a provider of health and nutritional supplements and personal care products currently sold on the Internet through our website, www.dailynu.com and wholesale distributors.

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

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations is as follows:

Discontinued operations:	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Sales	$478,342	$4,602,342
Cost of sales	(301,311)	(3,043,730)
Gross profit	177,031	1,558,612
Selling expense	(41,949)	(257,524)
Depreciation and amortization expenses	(60,847)	(333,149)
General and administrative expenses	(109,907)	(1,099,302)
Other income	14,702	20,127
Loss from operations before income taxes	(20,970)	(111,236)
Provision for income tax	-	12,022
Net loss	$(20,970)	$(123,258)

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on credit history with customers and their current financial condition. Bad debt expense or write-offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions.

The accounts receivable balance and allowance for doubtful accounts are as follows:

	June 30, 2016	December 31, 2015
Accounts receivable	$86,976	$50,680
Allowance for doubtful accounts	(43,276)	(25,236)
Accounts receivable, net	$43,700	$25,444

Movement of allowance for doubtful accounts are as follows:

	Six months ended June 30, 2016	Year ended December 31, 2015

Beginning balance	$25,236	$-
Provision for doubtful accounts	18,040	25,236
Ending balance	$43,276	$25,236

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

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2016 and December 31, 2015, no impairment of long-lived assets was recognized.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2016 and December 31, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Rescission Liability – Type A Warrants	--	--	$7,165,413	$7,165,413
Rescission Liability – Type B Warrants	--	--	249,111	249,111
Total	--	--	$7,414,524	$7,414,524

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company generally receives the net sales price in cash or through credit card payments when products are ordered. When the Company has sales events whereby the sales are non-returnable or non-refundable, the revenue is recognized when products are shipped. Advance payments from customers are deferred, and revenue is recognized when products are shipped. Deferred revenue for customer deposits as of June 30, 2016 and December 31, 2015 was $1,619,628 and $1,486,360, respectively.

The Company also recognized revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered. Shipping and handling fee revenues are immaterial to the Company’s financial statements for the three and six months ended June 30, 2016 and 2015.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of June 30, 2016 and December 31, 2015 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of June 30, 2016 and December 31, 2015.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our consolidated financial statements. While all products are priced in US currency, the Company accepts payments in USD, Hong Kong dollars and Chinese RMB.

Shipping and Handling Expenses

Shipping and handling costs paid by the Company are included in selling expenses, totaled $17,819 and $8,622 for the three months ended June 30, 2016 and 2015, respectively, and totaled $23,339 and $19,428 for the six months ended June 30, 2016 and 2015, respectively.

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

For the three and six months ended June 30, 2016 and 2015, Contingent Shares and Type A and Type B Warrants did not have a dilutive effect on loss per share as the Company had incurred a loss for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, may exceed Canada Deposit Insurance Corporation (CDIC) insured limits for the banks located in Canada or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. At June 30, 2016, the bank balance of the Company consisted of $1,986 in the United States and $486 in Hong Kong and these balance are all insured by FDIC or HKDPB. At December 31, 2015, the bank balance of the Company consisted of $3,211 in the United States and $3,371 in Hong Kong and these balance are all insured by FDIC or HKDPB.

For the three months ended June 30, 2016, one customer accounted for approximately 64% of the Company’s sales and for the six months ended June 30, 2016, two customers accounted for approximately 51% of the Company’s sales.

No customer accounted for more than 10% of the sales during the three and six months ended June 30, 2015.

For the three months ended June 30, 2016, two suppliers accounted for approximately 98% of the Company’s product purchases and for the three months ended June 30, 2015, two suppliers accounted for approximately 74% of the Company’s product purchases.

For the six months ended June 30, 2016, three suppliers accounted for approximately 95% of the Company’s product purchases, and for the six months ended June 30, 2015, two suppliers accounted for approximately 71% of the Company’s product purchases.

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

(3)	23,296,688 warrants for shares of common stock

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each warrant holder would receive in cash if he or she exercised the warrant by canceling his or her membership and receiving 75% of the face value of his or her warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A warrant shares. As of June 30, 2016 and December 31, 2015, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413.

Type B Warrants

During 2009 and 2010, the Company issued a total of 2,491,108 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. Type B Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants may not be valid; therefore, we recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to members. The Company determined that comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value of the Type B warrants as of June 30, 2016 and December 31, 2015 was $249,111.

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and cannot be reasonably predicted at this time when it will occur.

Note 6 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	June 30, 2016	December 31, 2015
Nutrition supplements	$256,675	$268,740
Skin-care products	28,722	33,385
Less: inventory reserve	(120,595)	(121,076)
Inventories, net	$164,802	$181,049

For the three months ended June 30, 2016 and 2015, the Company recorded a recovery of prior inventory reserve totaling $0 and $937, respectively.

For the six months ended June 30, 2016 and 2015, the Company recorded a recovery of prior inventory reserve totaling $481 and $1,546, respectively.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Property and Equipment

Property and equipment consist of following:

	June 30, 2016	December 31, 2015
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(271,991)	(255,167)
Property and equipment, net	$89,378	$106,202

Depreciation expense totaled $8,305 and $8,518 for the three months ended June 30, 2016 and 2015, respectively.

Depreciation expense totaled $16,823 and $17,036 for the six months ended June 30, 2016 and 2015, respectively.

Note 8 – Debt

Due to employee

The Company borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of June 30, 2016 and December 31, 2015, the Company owed $95,000 to an employee.

Due to third parties, interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the CEO's friends. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of June 30, 2016 and December 31, 2015, the Company owed $89,030 and $0 to these related parties, respectively.

Interest expense for the three and six months ended June 30, 2016 for above loans amounted to $318.

Long term loan

In June 2012, the Company purchased a new vehicle by trade-in of the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. The loan amount was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During the six months ended June 30, 2015, the Company paid $14,306 for the loan.

In December 2015, the Company paid off this debt with proceeds from a new loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the six months ended June 30, 2016, the Company paid $6,094 for the loan.

Future maturities of long term debt are as follows:

Six months ended December 31, 2016	$5,148
Year ended December 31, 2017	12,619
Year ended December 31, 2018	13,001
Year ended December 31, 2019	13,395
Total	44,163
Current portion of long term debt	(11,410)
Long term debt	$32,753

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company amortized $196,959 and $1,083,276 of the discount for the three and six months ended June 30, 2015, respectively.

In April 2015, the Company terminated its purchase of Prime, and the promissory note was cancelled.

Note 9 - Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
State statutory rate	8.8%	8.8%	8.8%	8.8%
Valuation allowance	(39.7)%	(36.0)%	(39.7)%	(36.4)%
Permanent difference	(3.1)%	(6.8)%	(3.1)%	(6.4)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $9,426,000 for Federal and $8,461,000 for California as of June 30, 2016, and will expire in the years 2030 to 2035. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $8,854,000 for Federal and $7,889,000 for California as of December 31, 2015. During the three and six months ended June 30, 2016 and 2015, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

As of June 30, 2016 and December 31, 2015, the valuation allowance was approximately $3,698,000 and $3,470,000, respectively.

The movement of deferred tax assets is as follows:

	Six months ended June 30, 2016	Year ended December 31, 2015
Deferred tax asset, beginning balance	$-	$-
Addition from net operating loss carry-forward - federal	183,282	1,023,905
Addition from net operating loss carry-forward - state	31,427	175,461
Addition (deduction) from temporary difference - federal	11,133	(19,452)
Addition (deduction) from temporary difference - state	1,909	(3,227)
Addition (deduction) in valuation allowance	(227,751)	(1,176,687)
Deferred tax asset, ending balance	$-	$-

As of June 30, 2016, federal tax returns filed for 2013, 2014 and 2015 remain subject to examination by the taxing authorities. As of June 30, 2016, California tax returns filed for 2012, 2013, 2014 and 2015 remain subject to examination by the taxing authorities.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, the CEO of the Company pledged certain of his personal assets and obtained a personal loan and funded the operations of the Company from this loan. The Company agreed to pay for the interest of this loan on Mr. Dinghua Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the six months ended June 30, 2016, advances totaled $471,603. As of June 30, 2016 and December 31, 2015, the balance due to shareholder, interest bearing, amounted to $471,603 and $0, respectively. The full balance $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months and six months ended June 30, 2016 for above loan amounted to $12,488 and $20,813, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, the CEO of the Company, advances monies to the Company. Such business transactions are recorded as due to or from shareholder. During the six months ended June 30, 2016 and 2015, advances totaled $37,889 and $1,204,295, respectively and payment to shareholder totaled $174,338 and $134,721, respectively. As of June 30, 2016 and December 31, 2015, the balance due to shareholder, non-interest bearing, amounted to $3,074,387 and $3,210,836, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the year ended December 31, 2015, the Company borrowed $40,000 from a related party to fund operations. This related party is the son of the CEO. These advances bear a one-time $5,000 finance charge, are unsecured and are due on demand. The $40,000 balance as of December 31, 2015 was repaid in January 2016.

During the six months ended June 30, 2016, the Company borrowed $20,000 from a related party to fund operations. This related party is the spouse of a board member of the Company. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of June 30, 2016, the Company owed $20,000 to this related party. Interest expense for the three and six months ended June 30, 2016 for this loan is $69.

Advances from related parties, non-interest bearing

The Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives and a board member of the Company. These advances do not bear interest, are unsecured and are due on demand. As of June 30, 2016 and December 31, 2015, the Company owed $583,839 and $583,839 to these related parties, respectively.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments

Operating lease

The Company rents office and warehouse space for its main corporate office from March 2015 to October 2018 and thereafter on a month to month basis without a future commitment. The Company’s commitment for minimum lease payments under these operating leases as of June 30, 2016 for the next few years is as follows:

Six months ended December 31, 2016	$18,000
Year ended December 31, 2017	36,900
Year ended December 31, 2018	31,000
Total	$85,900

The Company incurred rent expense of $36,150 and $36,179 for the three months ended June 30, 2016 and 2015, respectively.

The Company incurred rent expense of $72,300 and $71,329 for the six months ended June 30, 2016 and 2015, respectively.

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

The Chinese legal provisions governing the type of sales activities currently used by E-World, called the Affiliate Marketing Program, or AMP (“AMP”) are called Regulations on Prohibition of Chuanxiao (2005) [“Anti Chuanxiao Regulations”]. The law gives regulatory authorities wide discretion in applying the Anti-Chuanxiao Regulations to sales activities, such as the Affiliate Marketing Program (“AMP”) used by the Company in China.

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

Since June 2014, we have mainly sold our products over the Internet directly to end-user customers through our web site, www.dailynu.com and to wholesale distributors. In March 2016, we implemented an affiliate marketing program.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

	For the three months ended June 30,
				Percentage
	2016	2015	Change	Change
Total Sales	$211,781	$58,837	$152,944	260%
Total cost of sales	50,711	44,619	6,092	14%
Gross profit	161,070	14,218	146,852	1,033%
Operating expenses
Selling	26,292	98,368	(72,076)	(73%)
Depreciation	8,305	8,518	(213)	(3%)
General and administrative	324,944	941,146	(616,202)	(65%)
Total operating expenses	359,541	1,048,032	(688,491)	(66%)
Loss from operations before income taxes	(198,471)	(1,033,814)	(835,343)	(81%)
Other income (expense), net	(13,219)	714,926	(728,145)	(102%)
Provision for income taxes	-	-	-	-%
Net loss from continuing operations	(211,690)	(318,888)	(107,198)	(34%)
Net loss from discontinued operations, net of applicable income taxes	-	(20,970)	(20,970)	(100%)
Net loss	$(211,690)	$(339,858)	$(128,168)	(38%)

Total sales increased by $152,944 or 260% from $58,837 in the three months June 30, 2015 to $211,781 in the three months ended June 30, 2016. The increase of sales was mainly due to our implementation of AMP in March 2016 and the increased sales of our new nutritional supplement product, Dibeier Granules & Oral, that is sold in powder and liquid form, offset by the decrease in sales of our existing products, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power.

The cost of sales increased by $6,092 or 14% from $44,619 in the three months ended June 30, 2015 to $50,711 in the three months ended June 30, 2016. The increase was mainly due to the increase cost of sales of our new nutritional supplement product, Dibeier Granules & Oral, that is sold in powder and liquid form, offset by the decrease in cost of sales of our existing products, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

In March 2016, we introduced new nutritional supplement items on our www.dailynu.com website. These items are Dibeier Granules & Oral, a powder and liquid form of the product. Gross profit percentage is generally higher with the sales of these new powder and liquid products as compared to our existing products, such as, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power. As a result, our gross margin increased from $14,218 or 24% in the three months ended June 30, 2015 to $161,070 or 76% in the three months ended June 30, 2016.

Selling expenses decreased from $98,368 in the three months ended June 30, 2015 to $26,292 in the three months ended June 30, 2016. The decrease of $72,076 or 73% was mainly due to a decrease in marketing development expenses incurred for promotion of our own website during the three months ended June 30, 2016.

General and administrative expenses decreased by $616,202 from $941,146 in the three months ended June 30, 2015 to $324,944 in the three months ended June 30, 2016. General and administrative expenses decreased significantly as we are no longer required to incur significant professional fees for attorneys, consultants and auditors in relation to the acquisition of Prime after the disposal of Prime in April 2015. In addition, the decrease also is attributable to reduction of payroll expenses, as our CEO has decided to forego his salary after January 15, 2016 for so long as he determines advisable, in his sole discretion.

Other expense totaled $13,219 in the three months ended June 30, 2016 mainly due to interest expense incurred from the interest bearing loans from our shareholder as compared to other income that totaled $714,926 mainly due to $912,563 of gain from the disposal of Prime in the three months ended June 30, 2015 offset by $196,959 from amortization of promissory note discount related to the short term debt issued to acquire Prime in the three months ended June 30, 2015.

Net loss from continuing operations decreased by $107,198 from $318,888 net loss in the three months ended June 30, 2015 to $211,690 net loss in the three months ended June 30, 2016 mainly due to the increase of gross profit and the decrease of selling and general administrative expenses offset by the increase in other expense as mentioned above.

Net loss from discontinued operations totaled $20,970 in the three months ended June 30, 2015 due to the acquisition of Prime on October 20, 2014, which we terminated on April 21, 2015.

Comparison of the six months ended June 30, 2016 and 2015

	For the six months ended June 30,
				Percentage
	2016	2015	Change	Change
Total Sales	$399,850	$309,641	$90,209	29%
Total cost of sales	124,183	274,945	(150,762)	(55%)
Gross profit	275,667	34,696	240,971	695%
Operating expenses
Selling	64,059	223,169	(159,110)	(71%)
Depreciation	16,823	17,036	(213)	(1%)
General and administrative	746,209	1,877,182	(1,130,973)	(60%)
Total operating expenses	827,091	2,117,387	(1,290,296)	(61%)
Loss from operations before income taxes	(551,424)	(2,082,691)	(1,531,267)	(74%)
Other income (expense), net	(22,040)	(172,184)	(150,144)	(87%)
Provision for income taxes	-	-	-	-%
Net loss from continuing operations	(573,464)	(2,254,875)	(1,681,411)	(75%)
Net loss from discontinued operations, net of applicable income taxes	-	(123,258)	(123,258)	(100%)
Net loss	$(573,464)	$(2,378,133)	$(1,804,669)	(76%)

Total sales increased by $90,209 or 29% from $309,641 in the six months ended June 30, 2015 to $399,850 in the six months ended June 30, 2016. The increase of sales was mainly due to our implementation of the AMP in March 2016 and the increased sales of our new nutritional supplement products, Dibeier Granules & Oral powder and liquid, offset by the decrease in sales of our existing products, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power.

The cost of sales decreased by $150,762 or 55% from $274,945 in the six months ended June 30, 2015 to $124,183 in the six months ended June 30, 2016. The decrease was mainly due to the decrease in cost of sales of our existing products, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power, which generally have higher unit costs, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

In March 2016, we introduced new nutritional supplement items on our www.dailynu.com website. These items are Dibeier Granules & Oral, a powder and liquid form of the same product. Gross profit percentage is generally higher with the sales of these new items, as compared to our existing products, such as, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power. As a result, our gross margin increased from $34,696 or 11% in the six months ended June 30, 2015 to $275,667 or 69% in the six months ended June 30, 2016.

Selling expenses decreased from $223,169 in 2015 to $64,059 in the six months ended June 30, 2016. The decrease of $159,110 or 71% was mainly due to a decrease in marketing development expenses incurred for promotion of our own website during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

General and administrative expenses decreased by $1,130,973 from $1,877,182 in the six months ended June 30, 2015 to $746,209 in the six months ended June 30, 2016. General and administrative expenses decreased significantly as we are no longer required to incur significant professional fees for attorneys, consultants and auditors in relation to the acquisition of Prime after the disposal of Prime in April 2015. In addition, the decrease also is attributable to reduction of payroll expenses, as our CEO has decided to forego his salary after January 15, 2016 for so long as he determines advisable, in his sole discretion.

Other expense totaled $22,040 in the six months ended June 30, 2016 mainly due to interest expense incurred from the interest bearing loan from our shareholder as compared to other expense that totaled $172,184 mainly due to $912,563 of gain from the disposal of Prime in 2015 offset by $1,083,276 from amortization of promissory note discount related to the short term debt issued to acquire Prime in the six months ended June 30, 2015.

Net loss from continuing operations decreased by $1,681,411 from $2,254,875 net loss in the six months ended June 30, 2015 to $573,464 net loss in the six months ended June 30, 2016 mainly due to the increase of gross profit and the decrease of selling and general administrative expenses as mentioned above.

Net loss from discontinued operations totaled $123,258 in the six months ended June 30, 2015 due to the acquisition of Prime on October 20, 2014, which we terminated on April 21, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had a cash balance of $2,491 and $8,550 at December 31, 2015.

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

For the six months ended June 30, 2016, cash used in operating activities amounted to approximately $404,000 as compared to approximately $1.1 million used in operating activities in the same period ended 2015. Cash used in operating activities was mainly due to approximately $573,000 of net loss from the Company, the increase of accounts receivable of approximately $36,000, as we started to extend credit terms to our wholesale customers, the decrease of approximately $33,000 of accounts payable and accrued expenses as we caught up some of our payments for various of our operating expenses, offset by the increase of approximately $133,000 of deferred revenue as we received more customer deposits for the sales orders of our new items, Dibeier Granules & Oral, the decrease of inventory of approximately $17,000 as we incurred more sales shipment in this period, the decrease of prepaid expenses of approximately $49,000 as we amortized more prepaid expense during the period, and net of approximately $61,000 of non-cash operating activities.

For the six months ended June 30, 2016, financing activities provided approximately $0.4 million as compared to approximately $1.0 million during the same period in 2015. Net cash received in the six months ended June 30, 2016 for the amount of approximately $0.6 million was from our principal shareholder and Chief Executive Officer and third parties loan offset by our repayment of principal of approximately $0.2 million to our principal shareholder and Chief Executive Officer and our related party.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, the CEO of the Company pledged certain of his personal assets and obtained a personal loan and funded the operations of the Company from this loan. The Company agreed to pay for the interest of this loan on Mr. Dinghua Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the six months ended June 30, 2016, advances totaled $471,603. As of June 30, 2016 and December 31, 2015, the balance due to shareholder, interest bearing, amounted to $471,603 and $0, respectively. The full balance $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months and six months ended June 30, 2016 for above loan amounted to $12,488 and $20,813, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to the Company. Such business transactions are recorded as due to or from shareholder. During the six months ended June 30, 2016 and 2015, advances totaled $37,889 and $1,204,295, respectively and payment to shareholder totaled $174,338 and $134,721, respectively. As of June 30, 2016 and December 31, 2015, the balance due to shareholder, non-interest bearing, amounted to $3,074,387 and $3,210,836, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the year ended December 31, 2015, the Company borrowed $40,000 from a related party to fund operations. This related party is the son of the CEO. These advances bear a one-time $5,000 finance charge, are unsecured and are due on demand. The $40,000 balance as of December 31, 2015 was repaid in January 2016.

During the six months ended June 30, 2016, the Company borrowed $20,000 from a related party to fund operations. This related party is the spouse of a board member of the Company. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of June 30, 2016, the Company owed $20,000 to this related party. Interest expense for the three and six months ended June 30, 2016 for this loan is $69.

Advances from related parties, non-interest bearing

The Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of June 30, 2016 and December 31, 2015, the Company owed $583,839 and $583,839 to these related parties, respectively.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2016, our disclosure controls and procedures are not effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us, except with respect to the matter described below and as set forth in the "Notice to Investors," in the forepart of this Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the quarter ended June 30, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In November and December 2016, our Dibeier Granules & Oral powder and liquid products successfully passed the inspection by the Shenzhen Academy of Metrology & Qualify Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). A copy of these two inspection reports are filed as exhibits to the Company’s Form 10-K for 2015 filed on February 7, 2017. As a result, we believe that that our Dibeier Granules & Oral powder and liquid products will be able to be directly exported to the China market and to be sold at nutritional supplement stores in China as food, rather than only through our website. The Company has confirmed the proper Harmonized Tariff Schedule classification for export of the Dibeier products to China with U.S. counsel. In addition, Chinese counsel has advised that the Chinese importation regulatory requirements are satisfied to export the Dibeier products to China. No assurance can be given that such exports will eventually occur or that issues will not arise with exporting the products to China. We anticipate that we will start exporting this product to China in mid-2017, although this may be delayed due to currently unanticipated matters.

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

