Form 10-Q
period 2016-09-30
E-WORLD USA HOLDING,INC
filed 2017-04-07
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$2,486	$8,550
Accounts receivable, net	28,700	25,444
Inventory, net	102,994	181,049
Prepaid expenses	15,744	81,624
TOTAL CURRENT ASSETS	149,924	296,667

PROPERTY AND EQUIPMENT, net	81,172	106,202

DEPOSITS AND OTHER ASSETS	9,850	9,850

TOTAL ASSETS	$240,946	$412,719

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$936,625	$1,025,236
Deferred revenue	1,601,044	1,486,360
Due to shareholder, non-interest bearing	3,182,791	3,210,836
Advances from related parties, interest bearing	50,000	40,000
Advances from related parties, non-interest bearing	583,839	583,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	89,030	-
Current portion of long term debt	11,495	11,241
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	249,111	249,111
TOTAL CURRENT LIABILITIES	13,964,348	13,867,036

NON-CURRENT LIABILITIES:
Long term debt	29,587	39,016
Due to shareholder, interest bearing	471,603	-
TOTAL NON-CURRENT LIABILITIES	501,190	39,016

TOTAL LIABILITIES	14,465,538	13,906,052

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 shares issued and outstanding, as of September 30, 2016 and December 31, 2015	142,829	142,829
Additional paid-in capital	3,657,949	3,657,949
Accumulated deficit	(18,025,370)	(17,294,111)
TOTAL SHAREHOLDERS' DEFICIT	(14,224,592)	(13,493,333)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$240,946	$412,719

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

SALES	$215,343	$25,148	$615,193	$334,789

COST OF SALES	109,691	13,524	233,874	288,469

GROSS PROFIT	105,652	11,624	381,319	46,320

OPERATING EXPENSES
Selling expenses	6,105	52,143	70,164	275,312
Depreciation expense	8,207	8,518	25,030	25,554
General and administrative expenses	234,010	467,648	980,219	2,344,830
Total operating expenses	248,322	528,309	1,075,413	2,645,696

LOSS FROM OPERATIONS	(142,670)	(516,685)	(694,094)	(2,599,376)

OTHER INCOME (EXPENSE), net
Gain from disposal of Prime	-	-	-	912,563
Finance expenses	(15,125)	(388)	(37,165)	(1,085,135)
Total other expense, net	(15,125)	(388)	(37,165)	(172,572)

LOSS BEFORE INCOME TAXES	(157,795)	(517,073)	(731,259)	(2,771,948)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(157,795)	(517,073)	(731,259)	(2,771,948)

NET LOSS FROM DISCONTIUNED OPERATIONS, net of applicable income taxes	-	-	-	(123,258)

NET LOSS	(157,795)	(517,073)	(731,259)	(2,895,206)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	-	-	(1,014,445)

COMPREHENSIVE LOSS	$(157,795)	$(517,073)	$(731,259)	$(3,909,651)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	142,828,993	142,828,993	142,828,993	152,993,828

LOSS EARNINGS PER SHARE - BASIC & DILUTED
Continuing operations	$0.00	$0.00	$(0.01)	$(0.02)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss	$0.00	$0.00	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	For the nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(731,259)	$(2,895,206)
Net loss from discontinued operations	-	(123,258)
Net loss from continuing operations	(731,259)	(2,771,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,030	25,554
Bad debt expense	18,040	-
Amortization of promissory note discount	-	1,083,276
Gain on disposal of Prime	-	(912,563)
Changes in operating assets and liabilities
Accounts receivable	(21,296)	2,406
Inventory	78,055	(12,726)
Prepaid expenses	65,880	66,163
Other receivables	-	1,041
Deposits and other assets	-	(3,000)
Accounts payable and accrued expenses	(88,611)	53,061
Deferred revenue	114,684	(184,167)
Net cash provided by operating activities from discontinued operations	-	1,034,924
Net Cash Used in Operating Activities	(539,477)	(1,617,979)

Cash Flows from Investing Activities:
Net consideration returned from disposal of Prime	-	1,247,920
Cash held at Prime at disposition	-	(1,975,777)
Net cash used in investing activities from discontinued operations	-	(65,887)
Net Cash Used in Investing Activities	-	(793,744)

Cash Flows from Financing Activities:
Advances from shareholder, interest bearing	471,603	-
Advances from shareholder, non-interest bearing	161,889	1,234,295
Payment to shareholder, non-interest bearing	(189,934)	(161,964)
Advances from related parties, interest bearing	50,000	-
Payment to related parties, interest bearing	(40,000)	-
Advances from related parties, non-interest bearing	-	20,000
Advances from employee	-	30,000
Advances from third parties, interest bearing	89,030	-
Principal payments on debt	(9,175)	(21,590)
Net cash used in financing activities from discontinued operations	-	(10,751)
Net Cash Provided by Financing Activities	533,413	1,089,990

Effects of exchange rate change in cash	-	(42,011)

Net Change in Cash	(6,064)	(1,363,744)

Cash from continuing operations, beginning of period	8,550	317,346

Cash from discontinued operations, beginning of period	-	1,059,501

Cash, end of period	$2,486	$13,103

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$39,464	$2,178
Cash paid for income tax	$-	$-

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

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations as follows:

Discontinued operations:	Nine Months Ended September 30, 2015

Sales	$4,602,342
Cost of sales	(3,043,730)
Gross profit	1,558,612
Selling expense	(257,524)
Depreciation and amortization expenses	(333,149)
General and administrative expenses	(1,099,302)
Other income	20,127
Loss from operations before income taxes	(111,236)
Provision for income tax	12,022
Net loss	$(123,258)

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accounts receivable balance and allowance for doubtful accounts are as follows:

	September 30, 2016	December 31, 2015
Accounts receivable	$71,976	$50,680
Allowance for doubtful accounts	(43,276)	(25,236)
Accounts receivable, net	$28,700	$25,444

Movement of allowance for doubtful accounts are as follows:

	Nine months ended September 30, 2016	Year ended December 31, 2015

Beginning balance	$25,236	$-
Provision for doubtful accounts	18,040	25,236
Less: write-off	-	-
Ending balance	$43,276	$25,236

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

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2016 and December 31, 2015, no impairment of long-lived assets was recognized.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2016 and December 31, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Rescission Liability – Type A Warrants	--	--	$7,165,413	$7,165,413
Rescission Liability – Type B Warrants	--	--	249,111	249,111
Total	--	--	$7,414,524	$7,414,524

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company generally receives the net sales price in cash or through credit card payments when products are ordered. When the Company has sales events whereby the sales are non-returnable or non-refundable, the revenue is recognized when products are shipped. Advance payments from customers are deferred and revenue is recognized when products are shipped. Deferred revenue for customer deposits as of September 30, 2016 and December 31, 2015 was $1,601,044 and $1,486,360, respectively.

The Company also recognized revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered. Shipping and handling fee revenues are immaterial to the Company’s financial statements for the three and nine months ended September 30, 2016 and 2015.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of September 30, 2016 and December 31, 2015 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of September 30, 2016 and December 31, 2015.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our consolidated financial statements. While all products are priced in US currency, the Company accepts payments in USD, Hong Kong dollars and Chinese RMB.

Shipping and Handling Expenses

Shipping and handling costs paid by the Company are included in selling expenses and totaled $13,019 and $2,187 for the three months ended September 30, 2016 and 2015, respectively, and totaled $36,358 and $21,615 for the nine months ended September 30, 2016 and 2015, respectively.

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

For the three and nine months ended September 30, 2016 and 2015, Contingent Shares and Type A and Type B Warrants did not have a dilutive effect on loss per share as the Company had incurred a loss for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, may exceed Canada Deposit Insurance Corporation (CDIC) insured limits for the banks located in Canada or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. At September 30, 2016, the bank balance of the Company consisted of $1,263 in the United States and $1,204 in Hong Kong and these balance are all insured by FDIC or HKDPB. At December 31, 2015, the bank balance of the Company consisted of $3,211 in the United States and $3,371 in Hong Kong and these balance are all insured by FDIC or HKDPB.

For the three months ended September 30, 2016, one customer accounted for approximately 28% of the Company’s sales and for the nine months ended September 30, 2016, two customers accounted for approximately 43% of the Company’s sales.

No customer accounted for more than 10% of the sales during the three and nine months ended September 30, 2015.

For the three months ended September 30, 2016, three suppliers accounted for approximately 92% of the Company’s product purchases and for the three months ended September 30, 2015, three suppliers accounted for approximately 98% of the Company’s product purchases.

For the nine months ended September 30, 2016, three suppliers accounted for approximately 96% of the Company’s product purchases, and for the nine months ended September 30, 2015, three suppliers accounted for approximately 72% of the Company’s product purchases.

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

In March 2016, the FASB issued ASU 2016-07 Investments - Equity and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The objective is to simplify investor’s accounting for equity method investments as a result of an increase in ownership level or degree of influence over the investee from prior period and requires prospective application of equity method accounting from the date when an equity investment qualifies for equity method of accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The adoption of ASU 2016-07 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The object is to reduce the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance and to reduce the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2016-08 to have a material impact on the Company’s consolidated financial statements.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintain or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s consolidated financial statements.

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

(3)	23,296,688 warrants for shares of common stock

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A warrant shares. As of September 30, 2016 and December 31, 2015, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413.

Type B Warrants

During 2009 and 2010, the Company issued a total of 2,491,108 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. Type B Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants may not be valid; therefore, we recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to members. The Company determined that comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value of the Type B warrants as of September 30, 2016 and December 31, 2015 was $249,111.

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and cannot be reasonably predicted at this time when it will occur.

Note 6 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	September 30, 2016	December 31, 2015
Nutrition supplements	$102,453	$268,740
Skin-care products	541	33,385
Less: inventory reserve	-	(121,076)
Inventories, net	$102,994	$181,049

For the three months ended September 30, 2016 and 2015, the Company did not have any change to the inventory valuation allowance.

For the nine months ended September 30, 2016 and 2015, the Company recorded a recovery of prior inventory reserve totaling $481 and $1,546, respectively.

For the three months ended September 30, 2016, the Company wrote off $120,595 inventory from the inventory reserve.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Property and Equipment

Property and equipment consist of following:

	September 30, 2016	December 31, 2015
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(280,197)	(255,167)
Property and equipment, net	$81,172	$106,202

Depreciation expense totaled $8,207 and $8,518 for the three months ended September 30, 2016 and 2015, respectively.

Depreciation expense totaled $25,030 and $25,554 for the nine months ended September 30, 2016 and 2015, respectively.

Note 8 - Debt

Due to employee

The Company borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of September 30, 2016 and December 31, 2015, the Company owed $95,000 to an employee.

Due to third parties, interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the CEO's friends. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of September 30, 2016 and December 31, 2015, the Company owed $89,030 and $0 to these related parties, respectively.

Interest expense for the three and nine months ended September 30, 2016 for above loans amounted to $1,404 and $1,722, respectively.

Long term loan

In June 2012, the Company purchased a new vehicle by trade-in of the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. The loan amount was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During the nine months ended September 30, 2015, the Company paid $21,590 for the loan.

In December 2015, the Company paid off this debt with proceeds from a new loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the nine months ended September 30, 2016, the Company paid $9,175 for the loan.

Future maturities of long term debt are as follows:

Three months ended December 31, 2016	$2,067
Year ended December 31, 2017	12,619
Year ended December 31, 2018	13,001
Year ended December 31, 2019	13,395
Total	41,082
Current portion of long term debt	(11,495)
Long term debt	$29,587

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

The Company amortized $0 and $1,083,276 of the discount for the three and nine months ended September 30, 2015, respectively.

In April 2015, the Company terminated its purchase of Prime, and the promissory note was cancelled.

Note 9 - Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
State statutory rate	8.8%	8.8%	8.8%	8.8%
Valuation allowance	(39.6)%	(36.0)%	(39.3)%	(36.4)%
Permanent difference	(3.2)%	(6.8)%	(4.1)%	(6.4)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $9,460,000 for Federal and $8,495,000 for California as of September 30, 2016, and will expire in the years 2030 to 2035. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $8,854,000 for Federal and $7,889,000 for California as of December 31, 2015. During the three and nine months ended September 30, 2016 and 2015, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

As of September 30, 2016 and December 31, 2015, the valuation allowance was approximately $3,712,000 and $3,470,000, respectively.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The movement of deferred tax assets is as follows:

	Nine months ended September 30, 2016	Year ended December 31, 2015
Deferred tax asset, beginning balance	$-	$-
Addition from net operating loss carry-forward - federal	233,462	1,023,905
Addition from net operating loss carry-forward - state	40,032	175,461
Addition (deduction) from temporary difference - federal	(27,358)	(19,452)
Addition (deduction) from temporary difference - state	(4,690)	(3,227)
Addition (deduction) in valuation allowance	(241,446)	(1,176,687)
Deferred tax asset, ending balance	$-	$-

As of September 30, 2016, federal tax returns filed for 2013, 2014 and 2015 remain subject to examination by the taxing authorities. As of September 30, 2016, California tax returns filed for 2012, 2013, 2014 and 2015 remain subject to examination by the taxing authorities.

Note 10 - Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, the CEO of the Company pledged certain of his personal assets and obtained a personal loan and funded the operations of the Company from this loan. The Company agreed to pay for the interest of this loan on Mr. Dinghua Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the nine months ended September 30, 2016, advances totaled $471,603. As of September 30, 2016 and December 31, 2015, the balance due to shareholder, interest bearing, amounted to $471,603 and $0, respectively. The full balance $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months and nine months ended September 30, 2016 for above loan amounted to $12,487 and $33,300, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, the CEO of the Company, advances monies to the Company. Such business transactions are recorded as due to or from shareholder. During the nine months ended September 30, 2016 and 2015, advances totaled $161,889 and $1,234,295, respectively and payment to shareholder totaled $189,934 and $161,964, respectively. As of September 30, 2016 and December 31, 2015, the balance due to shareholder, non-interest bearing, amounted to $3,182,791 and $3,210,836, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the nine months ended September 30, 2016, the Company borrowed $30,000 from a related party to fund operations. This related party is the son of the CEO. These advances have an annual interest rate of 10%, are unsecured and are due on demand. As of September 30, 2016 and December 31, 2015, the Company owed $30,000 and $40,000 to this related party, respectively. The $40,000 balance as of December 31, 2015 was repaid in January 2016.

During the nine months ended September 30, 2016, the Company borrowed $20,000 from a related party to fund operations. This related party is the spouse of a board member of the Company. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of September 30, 2016, the Company owed $20,000 to this related party.

Interest expense for the three and nine months ended September 30, 2016 for above loans amounted to $911 and $980, respectively.

Advances from related parties, non-interest bearing

The Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives and a board member of the Company. These advances do not bear interest, are unsecured and are due on demand. As of September 30, 2016 and December 31, 2015, the Company owed $583,839 and $583,839 to these related parties, respectively.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments

Operating lease

The Company rents office and warehouse space for its main corporate office from March 2015 to October 2018 and thereafter on a month to month basis without future commitment. The Company’s commitment for minimum lease payments under these operating leases as of September 30, 2016 for the next few years is as follows:

Three months ended December 31, 2016	$9,000
Year ended December 31, 2017	36,900
Year ended December 31, 2018	31,000
Total	$76,900

The Company incurred rent expense of $36,150 and $48,358 for the three months ended September 30, 2016 and 2015, respectively.

The Company incurred rent expense of $108,450 and $119,687 for the nine months ended September 30, 2016 and 2015, respectively.

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

Discontinued operations

On October 20, 2014, we entered into a Share Purchase Agreement for the purchase of the outstanding shares of Prime Nutrisource Inc., Nugale Pharmaceutical Inc., and Prime Nutrisource Inc. (New Jersey), and together as “Prime.” Total purchase price included:

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

	For the three months ended September 30,
				Percentage
	2016	2015	Change	Change
Total Sales	$215,343	$25,148	$190,195	756%
Total cost of sales	109,691	13,524	96,167	711%
Gross profit	105,652	11,624	94,028	809%
Operating expenses
Selling	6,105	52,143	(46,038)	(88%)
Depreciation	8,207	8,518	(311)	(4%)
General and administrative	234,010	467,648	(233,638)	(50%)
Total operating expenses	248,322	528,309	(279,987)	(53%)
Loss from operations before income taxes	(142,670)	(516,685)	(374,015)	(72%)
Other expense, net	(15,125)	(388)	14,737	3,798%
Provision for income taxes	-	-	-	-%
Net loss	$(157,795)	$(517,073)	$(359,278)	(69%)

Total sales increased by $190,195 or 756% from $25,148 in the three months ended September 30, 2015 to $215,343 in the three months ended September 30, 2016. The increase of sales was mainly due to our implementation of AMP in March 2016 and the increased sales of our new nutritional supplement products, Dibeier Granules & Oral.

The cost of sales increased by $96,167 or 711% from $13,524 in the three months ended September 30, 2015 to $109,691 in the three months ended September 30, 2016. The increase was mainly due to the increase cost of sales of our new products, Dibeir Granules & Oral, and increase in cost of sales of our clearance products that are near expiration date during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

In March 2016, we introduced new nutritional supplement items on our www.dailynu.com website. These items are Dibeier Granules & Oral, a powder and liquid form of the same product. Gross profit percentage is generally higher with the sales of these new items as compared to our existing products, such as, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power. On the other hand, we sold significant of our clearance products that are near expiration date at a steady discount price which reduce our overall gross profit percentage. As a result, our gross margin percentage increased slightly from 46% in the three months September 30, 2015 to 49% in the three months ended September 30, 2016 while our gross profit increased from $11,624 in the three months ended September 30, 2015 to $105,652 in the three months September 30, 2016 mainly due to the receipt of higher gross profit percentage from Dibeier Granules & Oral.

Selling expenses decreased from $52,143 in the three months ended September 30, 2015 to $6,105 in the three months September 30, 2016. The decrease of $46,038 or 88% was mainly due to a decrease in marketing development expenses incurred for promotion of our own website during the three months ended September 30, 2016.

General and administrative expenses decreased by $233,638 from $467,648 in the three months ended September 30, 2015 to $234,010 in the three months ended September 30, 2016. General and administrative expenses decreased significantly, as we are no longer required to incur significant professional fees for attorneys, consultants and auditors in relation to the acquisition of Prime after the disposal of Prime in April 2015. In addition, the decrease also is attributable to reduction of payroll expenses, as our CEO has decided to forego his salary after January 15, 2016 for so long as he determines advisable, in his sole discretion.

Other expense increased by $14,737 from $388 in the three months ended September 30, 2015 to $15,125 in the three months ended September 30, 2016 mainly due to the interest expense incurred from the interest bearing loan from our shareholder we did not have such loan in the three months ended September 30, 2015.

Net loss from continuing operations decreased by $359,278 from $517,073 net loss in the three months ended September 30, 2015 to $157,795 net loss in the three months ended September 30, 2016 mainly due to the increase of gross profit and the decrease of selling and general administrative expenses as mentioned above.

Comparison of the nine months ended September 30, 2016 and 2015

	For the nine months ended September 30,
				Percentage
	2016	2015	Change	Change
Total Sales	$615,193	$334,789	$280,404	84%
Total cost of sales	233,874	288,469	(54,595)	(19%)
Gross profit	381,319	46,320	334,999	723%
Operating expenses
Selling	70,164	275,312	(205,148)	(75%)
Depreciation	25,030	25,554	(524)	(2%)
General and administrative	980,219	2,344,830	(1,364,611)	(58%)
Total operating expenses	1,075,413	2,645,696	(1,570,283)	(59%)
Loss from operations before income taxes	(694,094)	(2,599,376)	(1,905,282)	(73%)
Other expense, net	(37,165)	(172,572)	(135,407)	(78%)
Provision for income taxes	-	-	-	-%
Net loss from continuing operations	(731,259)	(2,771,948)	(2,040,689)	(74%)
Net loss from discontinued operations, net of applicable income taxes	-	(123,258)	(123,258)	(100%)
Net loss	$(731,259)	$(2,895,206)	$(2,163,947)	(75%)

Total sales increased by $280,404 or 84% from $334,789 in the nine months ended September 30, 2015 to $615,193 in the nine months ended September 30, 2016. The increase of sales was mainly due to our implementation of AMP in March 2016 and the increased sales of our new nutritional supplement product, Dibeier Granules & Oral, that is sold in powder and liquid form, offset by the decrease in sales of our existing products, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power.

The cost of sales decreased by $54,595 or 19% from $288,469 in the nine months ended September 30, 2015 to $233,874 in the nine months ended September 30, 2016. The decrease was mainly due to the decrease in cost of sales of our existing products, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power, which generally have higher unit costs, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

In March 2016, we introduced new nutritional supplement items on our www.dailynu.com website. These items are Dibeier Granules & Oral, a powder and liquid form of the same product. Gross profit percentage is generally higher with the sales of these new items as compared to our existing products, such as, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power. As a result, our gross margin increased from $46,320 or 14% in the nine months ended September 30, 2015 to $381,319 or 62% in the nine months ended September 30, 2016.

Selling expenses decreased from $275,312 in the nine months ended September 30, 2015 to $70,154 in the nine months ended September 30, 2016. The decrease of $205,148 or 75% was mainly due to a decrease in marketing development expenses incurred for promotion of our own website during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

General and administrative expenses decreased by $1,364,611 from $2,344,830 in the nine months ended September 30, 2015 to $980,219 in the nine months ended September 30, 2016. General and administrative expenses decreased significantly as we are no longer required to incur significant professional fees for attorneys, consultants and auditors in relation to the acquisition of Prime after the disposal of Prime in April 2015. In addition, the decrease also is attributable to reduction of payroll expenses, as our CEO has decided to forego his salary after January 15, 2016 for so long as he determines advisable, in his sole discretion.

Other expense totaled $37,165 in the nine months ended September 30, 2016 mainly due to interest expense incurred from the interest bearing loan from our shareholder as compared to other expense totaled $172,572 mainly due to $912,563 of gain from the disposal of Prime in 2015 offset by $1,083,276 from amortization of promissory note discount related to the short term debt issued to acquire Prime in the nine months ended September 30, 2015.

Net loss from continuing operations decreased by $2,040,689 from $2,771,948 net loss in the nine months ended September 30, 2015 to $731,259 net loss in the nine months ended September 30, 2016 mainly due to the increase of gross profit and the decrease of selling and general administrative expenses as mentioned above.

Net loss from discontinued operations totaled $123,258 in the nine months ended September 30, 2015 due to the acquisition of Prime on October 20, 2014, which we terminated on April 21, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had a cash balance of $2,486 and $8,550 at December 31, 2015.

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

For the nine months ended September 30, 2016, cash used in operating activities amounted to approximately $539,000 as compared to approximately $1.6 million used in operating activities in the same period ended 2015. Cash used in operating activities was mainly due to approximately $731,000 of net loss from the Company, the increase of accounts receivable of approximately $21,000, as we started to extend credit terms to our wholesale customers, the decrease of approximately $89,000 of accounts payable and accrued expenses as we caught up some of our payments for various of our operating expenses, offset by the increase of approximately $115,000 of deferred revenue as we received more customer deposits for the sales order of our new items, Dibeier Granules & Oral, the decrease of inventory of approximately $79,000 as we incurred more sales shipment in this period, the decrease of prepaid expenses of approximately $66,000 as we amortized more prepaid expense during the period, and net of approximately $43,000 of non-cash operating activities.

For the nine months ended September 30, 2016, financing activities provided approximately $0.5 million as compared to approximately $1.1 million during the same period in 2015. Net cash received in the nine months ended September 30, 2016 for the amount of approximately $0.8 million was from our principal shareholder and Chief Executive Officer, related parties loans and third parties loan offset by our repayment of principal of approximately $0.2 million to our principal shareholder and Chief Executive Officer and our related party.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, the CEO of the Company pledged certain of his personal assets and obtained a personal loan and funded the operations of the Company from this loan. The Company agreed to pay for the interest of this loan on Mr. Dinghua Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the nine months ended September 30, 2016, advances totaled $471,603. As of September 30, 2016 and December 31, 2015, the balance due to shareholder, interest bearing, amounted to $471,603 and $0, respectively. The full balance $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months and nine months ended September 30, 2016 for above loan amounted to $12,487 and $33,300, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to the Company. Such business transactions are recorded as due to or from shareholder. During the nine months ended September 30, 2016 and 2015, advances totaled $161,889 and $1,234,295, respectively and payment to shareholder totaled $189,934 and $161,964, respectively. As of September 30, 2016 and December 31, 2015, the balance due to shareholder, non-interest bearing, amounted to $3,182,791 and $3,210,836, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the nine months ended September 30, 2016, the Company borrowed $30,000 from a related party to fund operations. This related party is the son of the CEO. These advances have an annual interest rate of 10%, are unsecured and are due on demand. As of September 30, 2016 and December 31, 2015, the Company owed $30,000 and $40,000 to this related party, respectively. The $40,000 balance as of December 31, 2015 was repaid in January 2016.

During the nine months ended September 30, 2016, the Company borrowed $20,000 from a related party to fund operations. This related party is the spouse of a board member of the Company. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of September 30, 2016, the Company owed $20,000 to this related party.

Interest expense for the three and nine months ended September 30, 2016 for above loans amounted to $911 and $980, respectively.

Advances from related parties, non-interest bearing

The Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of September 30, 2016 and December 31, 2015, the Company owed $583,839 and $583,839 to these related parties, respectively.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2016, our disclosure controls and procedures are not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the quarter ended September 30, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In November and December 2016, our Dibeier Granules & Oral powder and liquid products successfully passed the inspection by the Shenzhen Academy of Metrology & Qualify Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). A copy of these two inspection reports are filed as an exhibit to the Company’s Form 10-K for 2015 filed on February 7, 2017. As a result, we believe that that our Dibeier Granules & Oral powder and liquid products will be able to be directly exported to the China market and to be sold at nutritional supplement stores in China as food, rather than only through our website. The Company has confirmed the proper Harmonized Tariff Schedule classification for export of the Dibeier products to China with U.S. counsel. In addition, Chinese counsel has advised that the Chinese importation regulatory requirements are satisfied to export the Dibeier products to China. No assurance can be given that such exports will eventually occur or that issues will not arise with exporting the products to China. We anticipate that we will start exporting this product to China in mid-2017, although this may be delayed due to currently unanticipated matters.

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

_____________

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

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, CEO, Acting Principal Financial and Principal Accounting Officer, Director	April 7, 2017

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1 *	CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

