Form 10-K
period 2016-12-31
E-WORLD USA HOLDING,INC
filed 2017-05-01
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-151200

E-World USA Holding, Inc.
(Exact name of registrant as specified in its charter)

Nevada	5122	45-289-8504
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)

9550 Flair Dr., Suite 302, El Monte CA	91731
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of June 30, 2016 was approximately $1,132,997 (based on 11,329,973 shares of common stock outstanding held by non-affiliates on such date, $0.10 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2016 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 142,828,993 shares as of April 28, 2017.

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

As noted in “Legal Proceedings” below, the Company suffered significant financial hardship as a result of the Chinese government’s action against E-World’s sales activities under its previous DSA marketing program, now discontinued, which the government alleged violated Chinese law. These hardships include the loss of $3,643,000 in cash that was the property of the Company that is now held in bank accounts in the People’s Republic of China and, to a material extent, a decrease in E-World’s annual revenue from $6,833,768 for the fiscal year ended December 31, 2014 to $379,493 for the fiscal year ended December 31, 2015 and to $890,403 for the fiscal year ended December 31, 2016.

The Chinese legal provisions governing the type of sales activities currently used by E-World, called the Affiliate Marketing Program, or AMP (“AMP”) are called Regulations on Prohibition of Chuanxiao (2005) (“Anti Chuanxiao Regulations”). The law gives regulatory authorities wide discretion in applying the Anti-Chuanxio Regulations to sales activities, such as the AMP used by the Company in China.

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

INVESTORS ARE URGED TO USE EXTREME CAUTION IN CONNECTION WITH ANY EXISTING OR POTENTIAL INVESTMENT IN THE COMPANY BECAUSE OF THE RISKS CITED ABOVE.

Item 1. Description of Business

Introduction

Our Company is a provider of Health and Nutritional supplements and Personal Care products currently sold on the Internet. In June 2014, we suspended our prior sales model which involved sales of our products through another website by means of a network of Direct Sales Associates, or “DSA’s.” In response to the legal action taken by the Chinese authorities that resulted in freezing approximately $3,643,000 of funds held in a Chinese account, since June 2014, we have mainly sold our products over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors, and sales have decreased in a material amount due to the elimination of the use of DSA’s.

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

On October 20, 2014, we established a wholly owned subsidiary, E-World Canada Holding, Inc., for the purpose of acquiring a Company in Canada. Also, on October 24, 2014, we entered into a Share Purchase Agreement for the purchase of the outstanding shares of Prime Nutrisource Inc., Nugale Pharmaceutical Inc., and Prime Nutrisource Inc. (New Jersey), in consideration of CAD$2,000,000, the equivalent of $1,766,071, the issuance of a promissory note in the principal amount of CAD$22,780,000, the equivalent of $20,184,902, and the issuance of 25,000,000 exchangeable shares of the Company. In addition, we agreed to issue to the previous owner of Prime additional shares of exchangeable stock of the Purchaser following the completion of the Offering so that the 25,000,000 exchangeable shares plus such additional shares of exchangeable stock could be exchanged for an aggregate of 25% of the issued and outstanding shares of common stock of our Company immediately following the completion of the Offering.

On April 21, 2015, we terminated our purchase of the Prime Corporations, and entered into a Termination and Release Agreement with the Prime Corporations, the former owners of the Prime Corporations, Guo Yin Xie, Jian Long, Hong Shu Zhu, 2434689 Ontario Inc., 2434691 Ontario Inc., and 2434694 Ontario Inc., and our subsidiary E-World Canada Holding, Inc.. Upon termination of the agreement:

•

Prime subsequently returned CAD$1,500,000 of the CAD$2,000,000 cash portion of the purchase, equivalent to $1,247,920. The 25,000,000 exchangeable shares of the Company subsequently were returned to the Company along with the additional contingent consideration of the exchangeable stock for an aggregate of 25% of the issued and outstanding shares of common stock of the Company immediately following the completion of the Offering.

•	The promissory note in the principal amount of CAD$22,780,000, the equivalent of $20,201,304, was cancelled.

Products

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company and customers who call the Company directly for products. We are now focusing on selling Health and Nutritional supplements and Personal Care products directly on the Internet through our website, www.dailynu.com. As of the date of filing of this Report, the Company continues to market its seven individual nutritional supplement products and seven skin-care products on this website. We also sell similar products of third parties on the site. See "Notice to Investors," above.

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

In November and December 2016, our Dibeier Granules & Oral products successfully passed inspection by the Shenzhen Academy of Metrology & Qualify Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). A copy of these two inspection reports is filed as exhibits to the Company’s Form 10-K for 2015 filed on February 7, 2017. As a result, we believe that that our Dibeier Granules & Oral products will be able to be directly exported to the China market and to be sold at nutritional supplement stores in China as food, rather than only through our website. The Company has confirmed the proper Harmonized Tariff Schedule classification for export of the Dibeier Products to China with U.S. counsel. In addition, Chinese counsel has advised that the Chinese importation regulatory requirements are satisfied to export the Dibeier products to China. No assurance can be given that such exports will eventually occur or that issues will not arise with exporting the products to China. We anticipate that we will start exporting this product to China in mid-2017, although this timing may be delayed due to unanticipated matters.

The nutritional supplements do not have intellectual property protection for the formulas. Nutritional products consisted of 96% and 98% of total sales for the years ended December 31, 2016 and 2015, respectively.

Our skin-care products were developed, and formulas are owned, by another company from which we purchased the rebranding right. These products focus on restoring epidermal calcium. The products are intended to provide a positive epidermal environment for the homeostasis and regeneration of a person’s own skin barrier. The products were first introduced in 2010 and consisted of 4% and 2% of the 2016 and 2015 annual sales, respectively.

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

Sales breakdown

	2016	2015

Nutritional products	96%	98%

Skin-care products	4%	2%

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

Return and Refund Policy for Our Products

E-World USA guarantees the quality of its products, and will exchange any product found to be defective. Additionally, customers can apply for a 90% refund of the original amount of purchased products within 60 days of purchase. When products are returned, they must be unopened and resalable. All shipping fees for product exchanges or returns must be fully paid by customers. E-World will not be responsible for any shipping costs. All of the returned products must not be damaged and must be within the validity period specified on the product label. Products not manufactured by E-World have a 60 day return period for exchange, but without the 90% refund policy for the products. In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs.

Marketing: The Affiliate Marketing Program

The Company has alerted investors and others reading this Report about risks related to its Affiliate Marketing Program.

See "Notice to Investors," above.

A more complete description of how the AMP operates is as follows:

•	The Company’s website (www.dailynu.com) is an online shopping store, and everyone in China can purchase the products from this website by credit card;
•

The Affiliate Marketing Program is a performance-based marketing program in which the Company rewards one or more affiliates (the “Affiliate Members”) for each successful customer purchase originated from the Affiliate Members’ own marketing efforts;

•

The Company provides the Affiliate Members with a URL (or coupon or advertising banner) which can be shared by the Affiliate Members where they choose to post the link. If anyone purchases products from this link, the Company will pay commissions to the relevant Affiliate Members based on the revenue generated from their links;

•	The Affiliate Members are not employees of the Company;
•	The Company does not track any customer from the Affiliate Members. The Affiliate Members themselves do not know who will purchase products from the link;
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

Cost-Per-Sale (CPS) Affiliate Marketing

The Affiliate Marketing Program appears on its face to utilize the “Cost-Per-Sale” (CPS) marketing method, a popular internet-based marketing method used by e-commerce companies in China. Under the CPS affiliate marketing method, the cost of advertising is determined by the revenue generated as a result of the advertisement itself.

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

Based on the Company’s description of the Affiliate Marketing Program, it appears that the Affiliate Members do not need to pay the Company to join the Affiliate Marketing Program. However, the high percentage commission, especially the 70% commission, may lead to a scenario where the Affiliate Members choose to, or are guided to buy the Company’s products by themselves, with a hope they could earn both a) the high percentage commission under the Affiliate Marketing Program; and b) the profit by selling the products they bought from the Company to third parties. If the Company fails to pay the commission or deliver the products to the Affiliate Members, or if the products delivered are deemed to be illegal or worth significantly less, or if the products are deemed to be a disguise of fraudulent activities, the Affiliate Marketing Program may attract disputes from the Affiliate Members and the Company may be regarded as engaging in Chuanxiao activities according to paragraph 2) of Article 7 of the Anti-Chuanxiao Regulations, which provides “(it is a Chuanxiao activity if) the organizer or operator recruits members, requires the recruited to pay fees or to do so in disguised form by purchasing commodities in order to obtain the membership qualification or the qualification for recruiting other members, and thus gains illegal benefits”. Note under this provision a Chuanxiao activity does not necessarily need to be a multi-level structure, and it can be a one-level structure between the Company and the Affiliate Members.

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

8

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

Sourcing and Production

Our Products

In order to maintain high product quality, we anticipated that we would manufacture our products upon successful completion of our acquisition of Prime. As we terminated such acquisition in April 20, 2015, we currently do not manufacture and do not intend in the future to manufacture any of the products we sell. Instead, we acquire our ingredients from the suppliers and contract for production of our proprietary products from the manufacturers that we believe are reliable, reputable and deliver high quality materials, products and service. In 2016, three suppliers, SUSS Technology Corp., Prime Nutrisource and Oxymune America, accounted for approximately 97.0% of our purchases. In 2015, three suppliers, SUSS Technology Corp., Taiwan K.K. Corp and V-Plus Trading Inc., accounted for approximately 71.8% of our purchases. The loss of one or more suppliers could result in a potential loss of our sales and revenues if we cannot find a substitute.

The Company does not have a written or contractual agreement with our other suppliers, or manufacturers. Our product ingredient sourcing and other manufacturing requirements are conducted on a purchase-order basis. If one or more of our current suppliers stopped selling us ingredients and/or if one or more of our current manufacturers stopped manufacturing our products, we would be forced to find other suppliers and manufacturers. The time needed to find other suppliers or manufacturers could outlast the inventory on hand and result in loss of sales.

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

Other Products

We currently acquire other products we sell from third party vendors on a wholesale basis and then resell them on our website. We acquire most of these products on a purchase order basis. A small amount of products is purchased and stored in our warehouse. Less than 1% of our sales in 2016 and 2015 came from these products.

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

The majority of the Company’s sales are generated from China for the years ended December 31, 2016 and 2015.

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

Share Distribution Plan

On March 31, 2017, our board of directors approved the following plans:

1)	The Company will grant up to thirty million shares of common stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. In connection with this transaction, Mr. Wang will voluntarily relinquish up to thirty million shares of common stock owned by him to the Company’s Treasury, and thereafter the Company will issue to persons not citizens or residents of the U.S. only an equal number of shares pursuant to Regulation S under the Securities Act of 1933. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions will need to be included on the securities.

2)	To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company when the Company faced financial hardship, the Company will grant up to five million shares of common stock to these individuals upon approval by the Board of Directors, and the Company will complete the stock transfer. In connection with this transaction, Mr. Wang will voluntarily relinquish up to five million shares of common stock owned by him to the Company’s Treasury. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws.

3)	The Company will grant up to twenty million shares (from authorized but unissued shares of its common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan will be implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933.

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

The Company has obtained in China a Trademark Registration for the name of “Dibeier” (or mandarin pinyin: “Nuo Lin”) with trademark application number 20669799. Under China law, this trademark is valid for an indefinite period, as there is no expiration date.

The Company has obtained in China a Trademark Registration for the name of “DailyNu” with trademark application number 20683305. Under China law, this trademark is valid for an indefinite period, as there is no expiration date.

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

The Company hopes to export its Dibeier products into China to be sold over-the-counter in retail locations such as nutritional product stores, rather than only through our website. Under China Law, in order to import these products into China, the Company must provide the Inspection Report from Provincial Quality Supervision and Inspection Institution obtained in November and December 2016, the Product Chinese Name registration) obtained in September 2016 and the Trademark registration obtained in September 2016 from the Trademark Office of State Administration for Industry & Commerce of China to the importer in China. The Company currently has no binding contracts or agreement with any person or entity in China to purchase and import the Dibeier products. The Company is currently reviewing U.S. and Chinese import/export regulations regarding the sale of Dibeier products and will not commence the export and sale of Dibeier products until it believes that it is in compliance with these regulations. Additional information concerning this matter will be made available in the Company’s future SEC reports.

Employees

We have the following employees:

•	Full time: 5
•	Operations – 1
•	Administrative – 2
•	Management – 1
•	Sales – 1

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

U.S. Offices and warehouses

•

Address/Size:

9550 Flair Dr., #308, El Monte, CA 91731 (6000 sqft)

9550 Flair Dr., #407, El Monte, CA 91731 (2000 sqft)

9550 Flair Dr., #302, El Monte, CA 91731 (1038 sqft)

9550 Flair Dr., #306, El Monte, CA 91731 (490 sqft)

•	Name of Landlord: 95-Royal Center LLC

•

Term of Lease:

#308 – throughout 2015 and ended in October 2016,

#407 – throughout 2015 and ended in October 2016,

#302 & 306 – started from March 2015 through October 2018 and month to month thereafter.

•	Monthly Rental: #308 – $6,738, #407 – $2,250, #302 & 306 – $3,000 from March 2015 to March 2017 and $3,100 from April 2017 to October 2018

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

On February 6, 2016, our President and Chief Executive Officer of the Company filed a complaint to the Commission for discipline inspection of the Central Committee of the Communist Party of China and is in the process of attempting to recover the Frozen Accounts. No assurance can be provided that the complaint will be successful or that the frozen funds will ever be released to Mr. Wang or the Company. As of the date of this Report, the recovery of the Frozen Accounts is still pending.

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

•	we would not be able to pay our debts as they become due in the usual course of business; or

•

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

Overview

Our Company is a provider of Health and Nutritional supplements and Personal Care products directly to customers on the Internet through our website, www.dailynu.com. In June 2014, we ceased utilizing our prior sales model which involved sales of our products through another website by means of a network of Direct Sales Associates, or “DSA’s." We currently do not use the DSA model in any country.

Since June 2014, we have sold our products over the Internet directly to end-user customers through our web site, www.dailynu.com and to wholesale distributors. In March 2016, we launched an Affiliate Marketing Program. See "Marketing: The Affiliate Marketing Program," above.

We believe consumers have become more confident in ordering products, like ours, over the Internet. However, the nutritional supplement and skin care product e-business markets have been, and continue to be, increasingly competitive and rapidly evolving.

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

Results of Operations

Comparison of the fiscal years ended December 31, 2016 and 2015

Total sales increased by approximately $532,000 or 140% from approximately $379,000 in 2015 to approximately $911,000 in 2016. The increase of sales was mainly due to our implementation of AMP in March 2016 and the increased sales of our new nutritional supplement product, Dibeier Granules & Oral, that is sold in powder and liquid form, through our www.dailynu.com website and to our wholesale distributors offset by the decrease in sales of our existing products, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power.

The cost of sales decreased by approximately $70,000 or 20% from approximately $345,000 in 2015 to approximately $275,000 in 2016. The decrease was mainly due to the decrease in cost of sales of our existing products, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power, which generally have higher unit costs, during 2016 as compared to 2015.

In March 2016, we introduced new nutritional supplement items on our www.dailynu.com website. These items are Dibeier Granules & Oral, a powder and liquid form of the same product. Gross profit percentage is generally higher with the sales of our new items as compared to our existing products, such as, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power. As a result, our gross margin increased from approximately $35,000 or 9% in 2015 to approximately $636,000 or 70% in 2016.

Selling expenses decreased from approximately $305,000 in 2015 to approximately $89,000 in 2016. The decrease of approximately $216,000 or 71% was mainly due to a decrease in marketing development expenses incurred for promotion of our own website during 2016 as compared to 2015.

General and administrative expenses decreased by approximately $1,698,000 from approximately $2,888,000 in 2015 to approximately $1,190,000 in 2016. General and administrative expenses decreased significantly as we are no longer required to incur significant professional fees for attorneys, consultants and auditors in relation to the acquisition of Prime after the disposal of Prime in April 2015. In addition, the decrease also is attributable to reduction of payroll expenses, as our CEO waived his salary beginning January 16, 2016 for so long as he determines advisable, in his sole discretion.

Other expense totaled approximately $59,000 in 2016 mainly due to approximately $52,000 interest expense incurred from the interest bearing loans from our shareholders, related parties and third parties and approximately $7,000 interest expense incurred from our credit card charges as compared to other expense totaled approximately $178,000 mainly due to $912,563 of gain from the disposal of Prime in 2015 offset by $1,083,276 from amortization of promissory note discount related to the short term debt issued to acquire Prime in 2015.

Net loss from continuing operations decreased by approximately $2,635,000 from approximately $3,371,000 net loss in 2015 to approximately $737,000 net loss in 2016 mainly due to the increase of gross profit and the decrease of selling and general administrative expenses as mentioned above.

Net loss from discontinued operations totaled approximately $123,000 in 2015 due to the acquisition of Prime on October 20, 2014, which we terminated on April 21, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had a cash balance of $2,054 and $8,550 at December 31, 2015.

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

For 2016, cash used in operating activities amounted to approximately $577,000 as compared to approximately $2.0 million used in operating activities in the same period ended 2015. Cash used in operating activities was mainly due to approximately $737,000 of net loss from the Company, the increase of accounts receivable of approximately $70,000, as we started to extend credit terms to our wholesale customers, the decrease of approximately $104,000 of accounts payable and accrued expenses as we caught up some of our payments for various of our operating expenses, offset by the increase of approximately $103,000 of deferred revenue as we received more customer deposits for sales orders for our new products, Dibeier Granules & Oral, the decrease of inventory of approximately $100,000 as we incurred more sales shipment in this period, the decrease of prepaid expenses of approximately $59,000 as we amortized more prepaid expense during the period, the increase of accrued bonus of approximately $22,000 with our implementation of AMP in March 2016, and net of approximately $51,000 of non-cash operating activities.

For 2016, financing activities provided approximately $571,000 as compared to approximately $1.4 million during the same period in 2015. Net cash received in 2016 for the amount of approximately $1.1 million was from our principal shareholder and Chief Executive Officer, related parties loans and third parties loan offset by our repayment of principal of approximately $478,000 to our principal shareholder and Chief Executive Officer and our related party.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of E-World USA Holding, Inc.

El Monte, California

We have audited the accompanying consolidated balance sheets of E-World USA Holding, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and other comprehensive loss, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has working a capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ The Pun Group, LLP

Santa Ana, California

April 28, 2017

200 East Sandpointe Avenue, Suite 600, Santa Ana, California 92707

Tel: 949-777-8800 • Fax: 949-777-8850

www.pungroup.com

E-WORLD USA HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$2,054	$8,550
Accounts receivable, net	77,931	25,444
Inventory, net	81,790	181,049
Prepaid expenses	22,559	81,624
TOTAL CURRENT ASSETS	184,334	296,667

PROPERTY AND EQUIPMENT, net	73,028	106,202

DEPOSITS AND OTHER ASSETS	9,850	9,850

TOTAL ASSETS	$267,212	$412,719

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$260,738	$364,838
Deferred revenue	1,588,969	1,486,360
Accrued bonus	682,356	660,398
Due to shareholder, non-interest bearing	2,947,170	3,210,836
Advances from related parties, interest bearing	50,000	40,000
Advances from related parties, non-interest bearing	583,839	583,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	89,030	-
Due to third parties, non-interest bearing	276,292	-
Current portion of long term debt	11,582	11,241
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	249,111	249,111
TOTAL CURRENT LIABILITIES	13,999,500	13,867,036

NON-CURRENT LIABILITIES:
Long term debt	26,397	39,016
Due to shareholder, interest bearing	471,603	-
TOTAL NON-CURRENT LIABILITIES	498,000	39,016

TOTAL LIABILITIES	14,497,500	13,906,052

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 shares issued and outstanding, as of December 31, 2016 and 2015	142,829	142,829
Additional paid-in capital	3,657,949	3,657,949
Accumulated deficit	(18,031,066)	(17,294,111)
TOTAL SHAREHOLDERS' DEFICIT	(14,230,288)	(13,493,333)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$267,212	$412,719

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	For the years ended December 31,
	2016	2015

SALES	$910,766	$379,493

COST OF SALES	274,832	344,921

GROSS PROFIT	635,934	34,572

OPERATING EXPENSES
Selling expenses	89,220	304,786
Depreciation expense	33,174	34,071
General and administrative expenses	1,190,323	2,888,079
Total operating expenses	1,312,717	3,226,936

LOSS FROM OPERATIONS	(676,783)	(3,192,364)

OTHER INCOME (EXPENSE), net
Gain from disposal of Prime	-	912,563
Finance expenses	(59,372)	(1,090,881)
Total other expense, net	(59,372)	(178,318)

LOSS BEFORE INCOME TAXES	(736,155)	(3,370,682)

PROVISION FOR INCOME TAXES	800	800

NET LOSS FROM CONTINUING OPERATIONS	(736,955)	(3,371,482)

NET LOSS FROM DISCONTIUNED OPERATIONS, net of applicable income taxes	-	(123,258)

NET LOSS	(736,955)	(3,494,740)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	(1,014,445)

COMPREHENSIVE LOSS	$(736,955)	$(4,509,185)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	142,828,993	150,431,733

EARNINGS (LOSS) PER SHARE - BASIC & DILUTED
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	$0.00	$0.00
Net loss	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, December 31, 2014	167,828,993	$167,829	$6,676,013	$(13,799,371)	$(634,551)	$(7,590,080)

Net loss	-	-	-	(3,494,740)		(3,494,740)
Foreign currency translation adjustments					(1,014,445)	(1,014,445)
Capital contributed for services			74,247			74,247
Deconsolidation of Prime	(25,000,000)	(25,000)	(3,092,311)		1,648,996	(1,468,315)

BALANCE, December 31, 2015	142,828,993	142,829	3,657,949	(17,294,111)	-	(13,493,333)

Net loss	-	-	-	(736,955)		(736,955)

BALANCE, December 31, 2016	142,828,993	$142,829	$3,657,949	$(18,031,066)	$-	$(14,230,288)

The accompanying notes are an integral part of these financial statements

E-WORLD USA HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	For the years ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(736,955)	$(3,494,740)
Net loss from discontinued operations	-	(123,258)
Net loss from continuing operations	(736,955)	(3,371,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,174	34,071
Bad debt expense	18,040	25,236
Capital contributed for services	-	74,247
Amortization of promissory note discount	-	1,083,276
Gain on disposal of Prime	-	(912,563)
Changes in operating assets and liabilities
Accounts receivable	(70,527)	(48,274)
Inventory	99,259	47,909
Prepaid expenses	59,065	13,013
Other receivables	-	1,041
Deposits and other assets	-	5,771
Accounts payable and accrued expenses	(104,100)	181,937
Deferred revenue	102,609	(131,009)
Accrued bonus	21,958	(18,997)
Net cash provided by operating activities from discontinued operations	-	1,034,924
Net Cash Used in Operating Activities	(577,477)	(1,980,900)

Cash Flows from Investing Activities:
Net consideration returned from disposal of Prime	-	1,247,920
Cash held at Prime at disposition	-	(1,975,777)
Net cash used in investing activities from discontinued operations	-	(65,887)
Net Cash Used in Investing Activities	-	(793,744)

Cash Flows from Financing Activities:
Advances from shareholder, interest bearing	471,603	-
Advances from shareholder, non-interest bearing	174,093	1,372,177
Payment to shareholder, non-interest bearing	(437,759)	(308,490)
Advances from related parties, interest bearing	50,000	40,000
Payment to related parties, interest bearing	(40,000)	-
Advances from related parties, non-interest bearing	-	305,277
Payment to related parties, non-interest bearing	-	(20,000)
Advances from employee	-	240,000
Payment to employee	-	(145,000)
Advances from third parties, interest bearing	89,030	-
Advances from third parties, non-interest bearing	276,292	-
Principal payments on debt	(12,278)	(24,855)
Net cash used in financing activities from discontinued operations	-	(10,751)
Net Cash Provided by Financing Activities	570,981	1,448,358

Effects of exchange rate change in cash	-	(42,011)

Net Change in Cash	(6,496)	(1,368,297)

Cash from continuing operations, beginning of year	8,550	317,346

Cash from discontinued operations, beginning of year	-	1,059,501

Cash, end of year	$2,054	$8,550

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$59,114	$2,847
Cash paid for income tax	$800	$800

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

The Company is a provider of health and nutritional supplements and personal care products currently sold on the Internet through our website, www.dailynu.com, and to wholesale distributors.

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The equity accounts were stated at their historical rate. The average translation rate applied to statement of operations accounts for the year ended December 31, 2015 was 0.81 CAD$ to $1.00 USD$. Cash flows are also translated at average translation rates for the periods; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounts receivable balance and allowance for doubtful accounts are as follows:

	December 31, 2016	December 31, 2015
Accounts receivable	$121,207	$50,680
Allowance for doubtful accounts	(43,276)	(25,236)
Accounts receivable, net	$77,931	$25,444

Movement of allowance for doubtful accounts is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015

Beginning balance	$25,236	$-
Provision for doubtful accounts	18,040	25,236
Less: write-off	-	-
Ending balance	$43,276	$25,236

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

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2016 and 2015, no impairment of long-lived assets was recognized.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

Deferred revenue represents product deposits advanced by customers on specified product orders or on future orders that have not been shipped as of the balance sheet date. Deferred revenue also represents shipping fees deposits advanced by customers in relation to the unshipped product orders. Deferred revenue are reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

Accrued Bonus

Accrued bonus represents amount earned by the Company’s affiliated members for each successful customer purchase originated from the Affiliate Members’ own marketing efforts. These bonus earned are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash.

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and 2015:

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

The Company also recognized revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered. Shipping and handling fee revenues totaled $24,009 and $27,143 for the years ended December 31, 2016 and 2015, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of December 31, 2016 and 2015 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of December 31, 2016 and 2015.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our consolidated financial statements. While all products are priced in US currency, the Company accepts payments in U.S. dollars, Hong Kong dollars and Chinese RMB.

Shipping and Handling Expenses

Shipping and handling costs paid by the Company are included in selling expenses and totaled $49,106 and $23,776 for the years ended December 31, 2016 and 2015, respectively.

Operating Leases

The Company leases all of its properties under operating leases. Lease agreements generally include rent holidays and tenant improvement allowances. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities and amortizes the deferred rent over the term of the lease. There were no deferred rent liabilities.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Earnings (Loss) Per Share

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

For the years ended December 31, 2016 and 2015, Contingent Shares and Type A and Type B Warrants did not have a dilutive effect on loss per share, as the Company had incurred a loss for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong.

For the years ended December 31, 2016 and 2015, one customer accounted for approximately 54% and 13% of the Company’s sales, respectively.

For the years ended December 31, 2016 and 2015, three suppliers accounted for approximately 97% and 72% of the Company’s product purchases, respectively.

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

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2016, the FASB issued ASU 2016-07 Investments-Equity and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The objective is to simplify investor’s accounting for equity method investments as a result of an increase in ownership level or degree of influence over the investee from the prior period and requires prospective application of equity method accounting from the date when an equity investment qualifies for equity method of accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The adoption of ASU 2016-07 did not have a material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and other comprehensive loss and cash flows.

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

(3)	23,296,688 warrants for shares of common stock

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A warrant shares. As of December 31, 2016 and 2015, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413.

Type B Warrants

During 2009 and 2010, the Company issued a total of 2,491,108 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. Type B Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants may not be valid; therefore, we recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to members. The Company determined that comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value of the Type B warrants as of December 31, 2016 and 2015 was $249,111.

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and cannot be reasonably predicted at this time when it will occur.

Note 6 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	December 31, 2016	December 31, 2015
Nutrition supplements	$81,390	$268,740
Skin-care products	400	33,385
Less: inventory reserve	-	(121,076)
Inventories, net	$81,790	$181,049

For the years ended December 31, 2016 and 2015, the Company recorded a recovery of prior inventory reserve totaling $481 and $1,546, respectively.

For the year ended December 31, 2016, the Company wrote off $120,595 inventory from the inventory reserve.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Property and Equipment

Property and equipment consist of following:

	December 31, 2016	December 31, 2015
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(288,341)	(255,167)
Property and equipment, net	$73,028	$106,202

Depreciation expense totaled $33,174 and $34,071 for the years ended December 31, 2016 and 2015, respectively.

Note 8 – Debt

Due to employee

The Company borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2016 and 2015, the Company owed $95,000 to an employee.

Due to third parties, interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the Chief Executive Officer’s (CEO) friends. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of December 31, 2016 and 2015, the Company owed $89,030 and $0 to these third parties, respectively.

Interest expense for the year ended December 31, 2016 for above loans amounted to $3,219.

Due to third parties, non-interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the CEO's friends. These advances do not bear interest and are unsecured. $10,000 of these advances are due in February 2017 and repaid in March 2017. $266,922 of these advances are due in March 2017 and these advances become due on demand after March 2017. As of December 31, 2016 and 2015, the Company owed $276,292 and $0 to these third parties, respectively.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long term loan

In June 2012, the Company purchased a new vehicle by trade-in of the old vehicle with a loan on the purchase. The vehicle was purchased for $179,678. The loan amount was $141,677, with interest of 4.84% to be repaid over 60 even payments of $2,663. During the year ended December 31, 2015, the Company paid $24,855 for the loan.

In December 2015, the Company paid off this debt with proceeds from a new loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the year ended December 31, 2016, the Company paid $12,278 for the loan.

Future maturities of long term debt are as follows:

Year ended December 31, 2017	$11,582
Year ended December 31, 2018	13,002
Year ended December 31, 2019	13,395
Total	37,979
Current portion of long term debt	(11,582)
Long term debt	$26,397

Interest expenses for the years ended December 31, 2016 and 2015 amounted to $1,366 and $2,926, respectively.

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

The Company amortized $1,083,276 of the discount for the year ended December 31, 2015.

In April 2015, the Company terminated its purchase of Prime, and the promissory note was cancelled.

Note 9 - Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Federal statutory rate	34.0%	34.0%
State statutory rate	8.8%	8.8%
Valuation allowance	(39.6)%	(33.4)%
Permanent difference	(3.3)%	(9.4)%
Effective tax rate	(0.1)%	0.0%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $9,466,000 for Federal and $8,501,000 for California as of December 31, 2016, and will expire in the years 2030 to 2036. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $8,854,000 for Federal and $7,889,000 for California as of December 31, 2015. During the years ended December 31, 2016 and 2015, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax assets is as follows:

	December 31, 2016	December 31, 2015
Property and equipment - depreciation	$35,838	$23,929
Allowance for doubtful accounts	17,237	10,051
Inventory reserve	-	48,225
Net operating loss	3,661,022	3,388,177
Deferred tax assets	3,714,097	3,470,382
Valuation allowance	(3,714,097)	(3,470,382)
Deferred tax assets, net	$-	$-

As of December 31, 2016, federal tax returns filed for 2013, 2014 and 2015 remain subject to examination by the taxing authorities. As of December 31, 2016, California tax returns filed for 2012, 2013, 2014 and 2015 remain subject to examination by the taxing authorities.

Note 10 - Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, the CEO of the Company pledged certain of his personal assets and obtained a personal loan and funded the operations of the Company from this loan. The Company agreed to pay for the interest of this loan on Mr. Dinghua Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, advances totaled $471,603. As of December 31, 2016 and 2015, the balance due to shareholder, interest bearing, amounted to $471,603 and $0, respectively. The full balance $471,603 is to be repaid on February 1, 2019.

Interest expense for the year ended December 31, 2016 for above loan amounted to $45,788.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to the Company. Such business transactions are recorded as due to or from shareholder. During the years ended December 31, 2016 and 2015, advances totaled $174,093 and $1,372,177, respectively and payment to shareholder totaled $437,759 and $308,490, respectively. As of December 31, 2016 and 2015, the balance due to shareholder, non-interest bearing, amounted to $2,947,170 and $3,210,836, respectively. This balance does not bear interest, is unsecured and is due on demand.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances from related parties, interest bearing

During the years ended December 31, 2016 and 2015, the Company borrowed $30,000 and $40,000 from a related party to fund operations, respectively. This related party is the son of the CEO. These advances have an annual interest rate of 10% for the year ended December 31, 2016 and bear a one-time $5,000 finance charge for the year ended December 31, 2015, are unsecured and are due on demand. Repayment to this related party amounted to $40,000 and $0 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company owed $30,000 and $40,000 to this related party, respectively.

During the year ended December 31, 2016, the Company borrowed $20,000 from a related party to fund operations. This related party is the spouse of a board member of the Company. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of December 31, 2016, the Company owed $20,000 to this related party.

Interest expense for the years ended December 31, 2016 and 2015 for the above loans amounted to $2,038 and $5,000, respectively.

Advances from related parties, non-interest bearing

The Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives and a board member of the Company. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2016 and 2015, the Company owed $583,839 and $583,839 to these related parties, respectively.

Note 11 - Commitments

Operating lease

The Company rents office and warehouse space for its main corporate office from March 2015 to October 2018 and thereafter on a month to month basis without future commitment. The Company’s commitment for minimum lease payments under these operating leases as of December 31, 2016 for the next few years is as follow:

Year ended December 31, 2017	$36,900
Year ended December 31, 2018	31,000
Total	$67,900

The Company incurred rent expenses of $126,500 and $152,559 for the years ended December 31, 2016 and 2015, respectively.

E-WORLD USA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Subsequent Events

Share Distribution Plan

On March 31, 2017, the Company’s Board of Directors approved the following share distribution plans for the Company in accordance with appropriate time frames consistent with applicable law and in the best interests of the Company.

1)	The Company will grant up to thirty million shares of common stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. In connection with this transaction, Mr. Wang will voluntarily relinquish up to thirty million shares of common stock owned by him to the Company’s Treasury, and thereafter the Company will issue to persons not citizens or residents of the U.S. only an equal number of shares pursuant to Regulation S under the Securities Act of 1933. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions will need to be included on the securities.

2)	To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company when the Company faced financial hardship, the Company will grant up to five million shares of common stock to these individuals upon approval by the Board of Directors, and the Company will complete the stock transfer. In connection with this transaction, Mr. Wang will voluntarily relinquish up to five million shares of common stock owned by him to the Company’s Treasury. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws.

3)	The Company will grant up to twenty million shares (from authorized but unissued shares of its common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan will be implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933.

Debt

In January 2017 and March 2017, the Company borrowed $80,000 and $260,000 from third parties to fund its operations, respectively. These advances do not bear interest, are unsecured and are due on demand.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Office/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Under the supervision of our Chief Executive Officer/ Chief Financial Officer, and with the participation of our management, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2016, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2016, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

3. Lack of sufficient research to ensure proper accounting – We lack sufficient accounting staff to perform research on complicated accounting transactions.

4. Lack of consideration for impact of director meeting minutes on accounting and reporting – We lack of appropriate accounting expertise to properly account for board actions when they result in a financial statement impact and/or disclosure impact.

Remediation

Our management has dedicated resources to correcting the control deficiencies and to ensuring that we take proper steps to improve our internal control over financial reporting in the area of financial statement preparation and disclosure.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

________

*Resigned on January 4, 2017

Mr. Wang joined our predecessor company in January 2007 as Product Consultant. In November 2007, he became CEO and President of our predecessor company and has been CEO, President and Director of our company since March 2011. From August 2005 to December 2006, he was CEO of Ansheng Company International Products, a nutrition products manufacturing and wholesale company. From January 1999 to August 2005, he was CEO of Ansheng Company, a Chinese herbal medicine imports and store sales company. He studied at Zhejiang University of Traditional Chinese Medicine from January 1986 to February 1991. He attended American Global University in alternative medicine from August 2001 to September 2003 but did not receive a degree. As a member of the board, Mr. Wang contributes significant industry-specific experience and expertise on our products and services. Mr. Wang also contributes his knowledge of the Company and a deep understanding of all aspects of our business, products and markets, as well as substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Xun Zhang joined us as Director in March 2011. From 2003 to date, he has been Assistant Professor, Harvard Medical School, Boston, Massachusetts. From 1988 to date, he has been Assistant in Biochemistry; Director, Neuroendocrine Research Laboratory Massachusetts General Hospital Boston, Massachusetts. He received a PhD, 1994, State University of New York at Albany. With responsibility for product development guidance, he brings his educational and research knowledge and experience to the Board.

Pooi Lam Shun joined us as Director in March 2011. From March 2007 to January 4, 2017, he served as a Director for us and our predecessor. From May 1990 to February 2007, he was an Independent Distributor for Sunrider International, a health food manufacturer. He received a Diploma, 1981, from Singapore Polytechnic. Pooi Lam Shun was responsible for developing marketing strategies in Singapore, Malaysia, China and other Asian markets and brought his knowledge and experience in these markets to our Board, all in the capacity as a Director of the Company. Although rendering this advice to management, he was not in charge of a principal business unit, division or function (such as sales, administration or finance) of the Company and, other than his role as a director, did not perform a policy-making function for the Company with respect to marketing or any other aspect of the Company’s business.

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

Because the Chinese legal system is different from that in the U.S., please refer to the Complaint filed as noted in “Legal Proceedings” and filed as an exhibit 10.1 to the 2014 report on Form 10-K as it affects Dinghua Wang. Although not being named a defendant personally, the Complaint discussed Mr. Wang’s activities and indicated that the following order had been issued against Mr. Wang: “After the case was discovered, Dinghua Wang's special accounts for sales under the Company’s DSA model in China were blocked and the funds in the amount of RMB 22,848,737.5 and $1,320.87 in the accounts were frozen.” At the date of filing of this report, the status of this Order was still open. Accordingly, Mr. Wang may be considered to have been involved in one or more of the above named activities in the last 10 years.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO, who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2016, and 2015.

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Ding Hua Wang	President/CEO	2016	15,833	-	-	-	-	-	15,833
		2015	380,000	-	-	-	-	-	380,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2016

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ding Hua Wang	0	0	0	0	0	0	0	0	0
Xun Zhang	0	0	0	0	0	0	0	0	0
Pooi Lam Shun	0	0	0	0	0	0	0	0	0

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2016.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ding Hua Wang	0	0	0	0	0	0
Xun Zhang	0	0	0	0	0	0
Pooi Lam Shun	0	0	0	0	0	0

No director was paid in any form of compensation for acting as a Director as of December 31, 2016. See Executive Compensation table above for salaries paid to these Directors for their role as officers.

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

Name	Number of Shares of Common stock		Percentage

Ding Hua Wang	129,999,020	*	91.02%
Xun Zhang	500,000		0.35%
Pooi Lam Shun	1,000,000		0.70%
All officers and directors as a group [3 persons]	131,499,020		92.07%

________

*As of the date of this report, Mr. Wang has 8 existing unpaid personal promissory notes with 8 different lenders/lending groups for which he pledged a total of 4,555,966 of his shares of common stock to these lenders as collateral security for the prompt payment and performance of the promissory notes, which are currently in default.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 142,828,993 shares of common stock outstanding as of December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, the CEO of the Company pledged certain of his personal assets and obtained a personal loan and funded the operations of the Company from this loan. The Company agreed to pay for the interest of this loan on Mr. Dinghua Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, advances totaled $471,603. As of December 31, 2016 and 2015, the balance due to shareholder, interest bearing, amounted to $471,603 and $0, respectively. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the year ended December 31, 2016 for above loan amounted to $45,788.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to the Company. Such business transactions are recorded as due to or from shareholder. During the years ended December 31, 2016 and 2015, advances totaled $174,093 and $1,372,177, respectively, and payment to shareholder totaled $437,759 and $308,490, respectively. As of December 31, 2016 and 2015, the balance due to shareholder, non-interest bearing, amounted to $2,947,170 and $3,210,836, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the years ended December 31, 2016 and 2015, the Company borrowed $30,000 and $40,000 from a related party to fund operations, respectively. This related party is the son of the CEO. These advances have an annual interest rate of 10% for the year ended December 31, 2016 and bear a one-time $5,000 finance charge for the year ended December 31, 2015, are unsecured and are due on demand. Repayment to this related party amounted to $40,000 and $0 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company owed $30,000 and $40,000 to this related party, respectively.

During the year ended December 31, 2016, the Company borrowed $20,000 from a related party to fund operations. This related party is the spouse of a board member of the Company. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of December 31, 2016, the Company owed $20,000 to this related party.

Interest expense for the years ended December 31, 2016 and 2015 for the above loans amounted to $2,038 and $5,000, respectively.

Advances from related parties, non-interest bearing

The Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives and a board member of the Company. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2016 and 2015, the Company owed $583,839 and $583,839 to these related parties, respectively.

Mr. Dinghua Wang, CEO, voluntarily to relinquish certain of his shares to the Company’s treasury

On March 31, 2017, the Company’s Board of Directors approved the following share distribution plans for the Company in accordance with appropriate time frames consistent with applicable law and in the best interests of the Company.

Plan 1. The Company will grant up to thirty million shares of common stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. In connection with this transaction, Mr. Wang will voluntarily relinquish up to thirty million shares of common stock currently owned by him to the Company’s Treasury.

Plan 2. To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company when the Company faced financial hardship, the Company may grant up to five million shares of common stock to these individuals upon approval by the Board of Directors, and the Company will complete the stock transfer. In connection with this transaction, Mr. Wang will voluntarily relinquish up to five million shares of common stock currently owned by him to the Company’s Treasury.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

The Pun Group LLP was our independent auditor for the years ended December 31, 2016 and 2015 and billed a total of $115,000 and $95,000 for fiscal years 2016 and 2015, respectively.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2016 and 2015.

	2016	2015

Audit Fees	$115,000	$95,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$115,000	$95,000

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

__________

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

E-World USA Holding, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ding Hua Wang	April 28, 2017	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	Principal Executive Officer,	April 28, 2017
Principal Financial Officer,
Principal Accounting Officer and Director

/s/ Xun Zhang	Xun Zhang	Director	April 28, 2017

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

____________

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

