Form 10-Q
period 2017-03-31
E-WORLD USA HOLDING,INC
filed 2017-05-15
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2017, there were 142,828,993 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$1,684	$2,054
Accounts receivable, net	10,931	77,931
Inventory, net	75,961	81,790
Prepaid expenses	23,769	22,559
TOTAL CURRENT ASSETS	112,345	184,334

PROPERTY AND EQUIPMENT, net	64,998	73,028

DEPOSITS AND OTHER ASSETS	9,850	9,850

TOTAL ASSETS	$187,193	$267,212

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$248,019	$260,738
Deferred revenue	1,574,162	1,588,969
Accrued bonus	680,980	682,356
Due to shareholder, non-interest bearing	2,951,110	2,947,170
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	533,839	533,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	109,030	109,030
Due to third parties, non-interest bearing	656,292	326,292
Current portion of long term debt	11,668	11,582
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	249,111	249,111
TOTAL CURRENT LIABILITIES	14,304,624	13,999,500

NON-CURRENT LIABILITIES:
Long term debt	23,183	26,397
Due to shareholder, interest bearing	471,603	471,603
TOTAL NON-CURRENT LIABILITIES	494,786	498,000

TOTAL LIABILITIES	14,799,410	14,497,500

COMMITMENTS AND CONTINGENCIES (NOTE 4 AND 10)

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 shares issued and outstanding, as of March 31, 2017 and December 31, 2016	142,829	142,829
Additional paid-in capital	3,657,949	3,657,949
Accumulated deficit	(18,412,995)	(18,031,066)
TOTAL SHAREHOLDERS' DEFICIT	(14,612,217)	(14,230,288)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$187,193	$267,212

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	For the three months ended March 31,
	2017	2016

SALES	$32,496	$188,069

COST OF SALES	5,732	73,472

GROSS PROFIT	26,764	114,597

OPERATING EXPENSES
Selling expenses	4,984	37,767
Depreciation expense	8,030	8,518
General and administrative expenses	377,830	421,265
Total operating expenses	390,844	467,550

LOSS FROM OPERATIONS	(364,080)	(352,953)

OTHER INCOME (EXPENSE), net
Finance expenses	(17,849)	(8,821)
Total other expense, net	(17,849)	(8,821)

LOSS BEFORE INCOME TAXES	(381,929)	(361,774)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(381,929)	$(361,774)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	142,828,993	142,828,993

LOSS PER SHARE - BASIC & DILUTED
Net loss	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

E-WORLD USA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	For the three months ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(381,929)	$(361,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,030	8,518
Bad debt expense	-	17,660
Changes in operating assets and liabilities
Accounts receivable	67,000	(58,337)
Inventory	5,829	(35,020)
Prepaid expenses	(1,210)	57,662
Accounts payable and accrued expenses	(12,719)	5,350
Deferred revenue	(14,807)	(49,668)
Accrued bonus	(1,376)	34,752
Net Cash Used in Operating Activities	(331,182)	(380,857)

Cash Flows from Financing Activities:
Advances from shareholder, interest bearing	-	471,603
Advances from shareholder, non-interest bearing	21,137	36,282
Payment to shareholder, non-interest bearing	(17,197)	(87,046)
Payment to related parties, interest bearing	-	(40,000)
Advances from third parties, non-interest bearing	340,000	-
Payment to third parties, non-interest bearing	(10,000)	-
Principal payments on debt	(3,128)	(3,036)
Net Cash Provided by Financing Activities	330,812	377,803

Net Change in Cash	(370)	(3,054)

Cash, beginning of period	2,054	8,550

Cash, end of period	$1,684	$5,496

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,705	$13,821
Cash paid for income tax	$-	$-

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

Management is trying to alleviate the going concern risk by: engaging external sales representatives to sell the Company’s products, securing various financing resources, including but not limited to, borrowing from the Company’s major shareholder, and the possibility of raising funds through a future public offering.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States, are expressed in U.S. dollars and include the accounts of E-World USA Holding, Inc., a Nevada corporation, and its subsidiary, E-World USA Holding, Inc., a California corporation. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2016 annual report on Form 10-K filed on May 1, 2017.

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of E-World USA Holding, Inc. and its subsidiary.

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	March 31, 2017	December 31, 2016
Accounts receivable	$54,207	$121,207
Allowance for doubtful accounts	(43,276)	(43,276)
Accounts receivable, net	$10,931	$77,931

Movement of allowance for doubtful accounts is as follows:

	Three months ended March 31, 2017	Year ended December 31, 2016

Beginning balance	$43,276	$25,236
Provision for doubtful accounts	-	18,040
Ending balance	$43,276	$43,276

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2017 and December 31, 2016, no impairment of long-lived assets was recognized.

Deferred Revenue

Deferred revenue represents product deposits advanced by customers on specified product orders or on future orders that have not been shipped as of the balance sheet date. Deferred revenue also represents shipping fees deposits advanced by customers in relation to the unshipped product orders. Deferred revenue is reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

Accrued Bonus

Accrued bonus represents amounts earned by the Company’s Affiliated Members for successful customer purchase. These bonuses are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash.

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2017 and December 31, 2016:

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

The Company also recognized revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered. Shipping and handling fee revenues totaled $1,068 and $6,389 for the three months ended March 31, 2017 and 2016, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of March 31, 2017 and December 31, 2016 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of March 31, 2017 and December 31, 2016.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our consolidated financial statements. While all products are priced in US currency, the Company accepts payments in U.S. dollars and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs paid by the Company are included in selling expenses and totaled $2,600 and $5,520 for the three months ended March 31, 2017 and 2016, respectively.

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

For the three months ended March 31, 2017 and 2016, Contingent Shares and Type A and Type B Warrants did not have a dilutive effect on loss per share, as the Company had incurred a loss for the periods.

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

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2017 and 2016, three customers accounted for approximately 63% and 69% of the Company’s sales, respectively.

No suppliers accounted for more than 10% of the Company’s product purchases for the three months ended March 31, 2017. For the three months ended March 31, 2016, three suppliers accounted for approximately 94% of the Company’s product purchases.

Contingencies

The Company may have inadvertently issued Type A Warrants and Type B Warrants to U.S. citizens or residents in violation of federal securities laws and may be subject to sanctions for such violations. Further, the exchange of the warrants for common shares may also have been in violation of Section 5 of the Securities Act of 1933. Thus, risk exists that former warrant holders may bring legal action against the Company, its officers and directors for securities law violations. The Company determined it is reasonably possible that a loss may have been incurred as a result of these issuances. The Company has recorded a liability equal to the amount it expects to pay to redeem the warrants. See Note 4.

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

In March 2016, the FASB issued ASU 2016-08—Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The objective is to reduce the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance and to reduce the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2016-08 to have a material impact on the Company’s consolidated financial statements.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients. The objective is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for ASC 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2016-12 to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and other comprehensive loss and cash flows.

Note 4 – Rescission Liability – Type A & B Warrants

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

(3)	23,296,688 warrants for shares of common stock

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants during fiscal 2012 may not be valid. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A warrant. The face value determines how much the member could receive if exercised for cash and a canceled membership. If members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A warrant shares. As of March 31, 2017 and December 31, 2016, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413.

Type B Warrants

During 2009 and 2010, the Company issued a total of 2,491,108 Type B warrants as sales incentive compensation to members. Type B warrants entitle the holders to receive 2,491,108 common shares upon a going public event in the U.S. as specified in the Warrant. No additional consideration for the common shares is required upon exercise. During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. Type B Warrants may have been issued and exercised in violation of United States federal securities laws. As a result, the common stock issued upon exercise of these warrants may not be valid; therefore, we recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to members. The Company determined that comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value of the Type B warrants as of March 31, 2017 and December 31, 2016 was $249,111.

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and cannot be reasonably predicted at this time when it will occur.

Note 5 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	March 31, 2017	December 31, 2016
Nutrition supplements	$75,561	$81,390
Skin-care products	400	400
Inventories, net	$75,961	$81,790

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Property and Equipment

Property and equipment consist of following:

	March 31, 2017	December 31, 2016
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(296,371)	(288,341)
Property and equipment, net	$64,998	$73,028

Depreciation expense totaled $8,030 and $8,518 for the three months ended March 31, 2017 and 2016, respectively.

Note 7 – Debt

Due to employee

The Company borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of March 31, 2017 and December 31, 2016, the Company owed $95,000 to an employee.

Due to third parties, interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the Chief Executive Officer’s (CEO) friends and the spouse of the Company’s former board member. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of March 31, 2017 and December 31, 2016, the Company owed $109,030 to these third parties.

As one of the Company’s former board member resigned in January 2017, the Company reclassified the balance of $20,000 from the spouse of the Company’s former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expense for the three months ended March 31, 2017 and 2016 for above loans amounted to $1,404 and $0, respectively.

Due to third parties, non-interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the CEO's friends and the Company’s former board member. These advances do not bear interest, are unsecured, and are due on demand. As of March 31, 2017 and December 31, 2016, the Company owed $656,292 and $326,292 to these third parties, respectively.

As one of the Company’s former board member resigned in January 2017, the Company reclassified the Company’s former board member’s balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Long term loan

In December 2015, the Company refinanced a new loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the three months ended March 31, 2017 and 2016, the Company paid $3,128 and $3,036, respectively, for the loan.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of long term debt are as follows:

Nine months ended December 31, 2017	$8,454
Year ended December 31, 2018	13,002
Year ended December 31, 2019	13,395
Total	34,851
Current portion of long term debt	(11,668)
Long term debt	$23,183

Interest expenses for the three months ended March 31, 2017 and 2016 for the above loan amounted to $284 and $376, respectively.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Federal statutory rate	34.0%	34.0%
State statutory rate	8.8%	8.8%
Valuation allowance	(42.7)%	(39.7)%
Permanent difference	(0.1)%	(3.1)%
Effective tax rate	0.0%	0.0%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $9,847,000 for Federal and $8,882,000 for California as of March 31, 2017. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $9,466,000 for Federal and $8,501,000 for California as of December 31, 2016, and will expire in the years 2030 to 2037. During the three months ended March 31, 2017 and 2016, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets is as follows:

	March 31, 2017	December 31, 2016
Property and equipment - depreciation	$38,044	$35,838
Allowance for doubtful accounts	18,539	17,237
Net operating loss	4,076,572	3,661,022
Deferred tax assets	4,133,155	3,714,097
Valuation allowance	(4,133,155)	(3,714,097)
Deferred tax assets, net	$-	$-

As of March 31, 2017, federal tax returns filed for 2014, 2015 and 2016 remain subject to examination by the taxing authorities. As of March 31, 2017, California tax returns filed for 2013, 2014, 2015 and 2016 remain subject to examination by the taxing authorities.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, the CEO of the Company pledged certain of his personal assets and obtained a personal loan and funded the operations of the Company from this loan. The Company agreed to pay for the interest of this loan on Mr. Dinghua Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, advances totaled $471,603. As of March 31, 2017 and December 31, 2016, the balance due to shareholder, interest bearing, amounted to $471,603. The full balance $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended March 31, 2017 and 2016 for the above loan amounted to $12,488 and $8,325, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to the Company. Such business transactions are recorded as due to or from shareholder. During the three months ended March 31, 2017 and 2016, advances totaled $21,137 and $36,282, respectively and payment to shareholder totaled $17,197 and $87,046, respectively. As of March 31, 2017 and December 31, 2016, the balance due to shareholder, non-interest bearing, amounted to $2,951,110 and $2,947,170, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the years ended December 31, 2016 and 2015, the Company borrowed $30,000 and $40,000 from a related party to fund operations, respectively. This related party is the son of the CEO. These advances have an annual interest rate of 10% for the year ended December 31, 2016 and bear a one-time $5,000 finance charge for the year ended December 31, 2015, are unsecured and are due on demand. Repayment to this related party amounted to $0 and $40,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company owed $30,000 to this related party.

As one of the Company’s former board member resigned in January 2017, the Company reclassified the balance of $20,000 from the spouse of the Company’s former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expense for the three months ended March 31, 2017 and 2016 for the above loans amounted to $740 and $0, respectively.

Advances from related parties, non-interest bearing

The Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of March 31, 2017 and December 31, 2016, the Company owed $533,839 to these related parties.

As one of the Company’s former board member resigned in January 2017, the Company reclassified the Company’s former board member’s balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

E-WORLD USA HOLDING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Commitments

Operating lease

The Company rents office and warehouse space for its main corporate office from March 2015 to October 2018 and thereafter on a month to month basis without future commitment. The Company’s commitment for minimum lease payments under these operating leases as of March 31, 2017 for the following periods is as follow:

Nine months ended December 31, 2017	$27,900
Year ended December 31, 2018	31,000
Total	$58,900

The Company incurred rent expenses of $9,000 and $36,150 for the three months ended March 31, 2017 and 2016, respectively.

Note 11 – Equity

Share Distribution Plan

On March 31, 2017, the Company’s Board of Directors approved the following share distribution plans for the Company in accordance with appropriate time frames consistent with applicable law and in the best interests of the Company.

1) The Company will grant up to thirty million shares of common stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. In connection with this transaction, Mr. Wang will voluntarily relinquish up to thirty million shares of common stock owned by him to the Company’s Treasury, and thereafter the Company will issue to persons not citizens or residents of the U.S. only an equal number of shares pursuant to Regulation S under the Securities Act of 1933. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions will need to be included on the securities. No shares has been issued or relinquished.

2) To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company when the Company faced financial hardship, the Company will grant up to five million shares of common stock to these individuals upon approval by the Board of Directors, and the Company will complete the stock transfer. In connection with this transaction, Mr. Wang will voluntarily relinquish up to five million shares of common stock owned by him to the Company’s Treasury. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws. No shares has been issued or relinquished.

3) The Company will grant up to twenty million shares (from authorized but unissued shares of its common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan will be implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933. No shares has been issued or relinquished.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rates; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

As noted in “Legal Proceedings” below, the Company suffered significant financial hardship as a result of the Chinese government’s action against E-World’s sales activities under its previous DSA marketing program, now discontinued, which the government alleged violated Chinese law. These hardships include the loss of $3,643,000 in cash that was the property of the Company that is now held in bank accounts in the People’s Republic of China and, to a material extent, a decrease in E-World’s annual revenue from $6,833,768 for the fiscal year ended December 31, 2014 to $379,493 for the fiscal year ended December 31, 2015 and to $910,766 for the fiscal year ended December 31, 2016.

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

Notwithstanding the past history of being found in violation of Chinese law for its selling methods and the significant adverse consequences described above, the Company has chosen to utilize the AMP.

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

Since June 2014, we have mainly sold our products over the Internet directly to end-user customers through our web site, www.dailynu.com, and to wholesale distributors. In March 2016, we implemented an affiliate marketing program.

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

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

	For the three months ended March 31,
				Percentage
	2017	2016	Change	Change
Total sales	$32,496	$188,069	$(155,573)	(83%)
Total cost of sales	5,732	73,472	(67,740)	(92%)
Gross profit	26,764	114,597	(87,833)	(77%)
Operating expenses
Selling	4,984	37,767	(32,783)	(87%)
Depreciation	8,030	8,518	(488)	(6%)
General and administrative	377,830	421,265	(43,435)	(10%)
Total operating expenses	390,844	467,550	(76,706)	(16%)
Loss from operations	(364,080)	(352,953)	11,127	3%
Other income (expense), net	(17,849)	(8,821)	9,028	102%
Provision for income taxes	-	-	-	-%
Net loss	$(381,929)	$(361,774)	$20,155	6%

Total sales decreased by $155,573 or 83% from $188,069 in the three months ended March 31, 2016 to $32,496 in the three months ended March 31, 2017. The decrease of sales was mainly due to the fact that we were in the process of preparing to export our Dibeier products into China to be sold over-the-counter in retail locations such as nutritional product stores during the middle of 2017. We are currently in the process of negotiating a contract to sell 300,000 sets of our Dibeier products with a new potential customer. No assurance can be provided that the contract will be finalized. These products needed a specification label that was previously approved by the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen) in November and December 2016. As a result, we were focusing on selling our remaining Dibeier products that remained in our current inventories, which significantly reduced our sales for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. If the sale contract is secured, we expect our sales for the remainder of 2017 to increase as we are currently solely focusing our Dibeier products to be sold at nutritional supplement stores in China through wholesalers. In addition, the decease of sales also was attributable to the decrease in sales through our www.dailynu.com website of our existing products, such as, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell. Sales were higher during the three months ended March 31, 2016 as we reduced advertising expenses to promote our www.dailynu.com website. Rather, we relied on our AMP sales model to promote our sales over the internet.

The cost of sales decreased by $67,740 or 92% from $73,472 in the three months ended March 31, 2016 to $5,732 in the three months ended March 31, 2017. The decrease in cost of sales was in line with the decreases in sales as for the same reason as mentioned above.

During the three months ended March 31, 2017, we were mainly selling our new nutritional supplement items which we introduced in March 2016, Dibeier Granules & Oral (a powder and liquid form of the same product), through wholesalers which we introduced in March 2016. During the three months ended March 31, 2016, we were selling both our new nutritional supplement items and our existing products, such as, Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell through our www.dailynu.com website. Gross profit percentage is generally higher with the sales of our new items as compared to our existing products. As a result, our gross margin percentage increased from approximately 61% in the three months ended March 31, 2016 to approximately 82% in the three months ended March 31, 2017.

Selling expenses decreased from $37,767 in the three months ended March 31, 2016 to $4,984 in the three months March 31, 2017. The decrease of $32,783 or 87% was mainly due to decrease in advertising expenses as we no longer spent money on advertising for our www.dailynu.com website after our implementation of AMP in March 2016.

General and administrative expenses decreased by $43,435 from $421,265 in the three months ended March 31, 2016 to $377,830 in the three months ended March 31, 2017. General and administrative expenses declined mainly due to the decrease in rental and payroll expenses during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as we downsized our headquarters to minimize our operating cost starting in October 2016. The decrease also is attributable to the bad debt expenses of approximately $18,000 incurred during the three months ended March 31, 2016 with no such bad debt expenses during the three months ended March 31, 2017.

Other expense increased by $9,028 from $8,821 in the three months ended March 31, 2016 to $17,849 in the three months ended March 31, 2017 mainly due to the increase of our credit card interest expense as we incurred more credit card debt during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. In addition, the increase of other expense is also attributable to the increase of interest expense of approximately $4,200 in connection to our interest bearing loan from our shareholder for which we started incurring interest expense in February 2016 for two months during the three months ended March 31, 2016 as compared to interest expense incurred for three months during the three months ended March 31, 2017.

Net loss from continuing operations increased by $20,155 from $361,774 net loss in the three months ended March 31, 2016 to $381,929 net loss in the three months ended March 31, 2017 mainly due to the decrease of gross profit offset by the decrease of selling and general administrative expenses as mentioned above.

Liquidity and Capital Resources

As of March 31, 2017, we had a cash balance of $1,684 and $2,054 at December 31, 2016.

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

For the three months ended March 31, 2017, cash used in operating activities amounted to approximately $331,000 as compared to approximately $381,000 used in operating activities in the three months ended March 31, 2016. Cash used in operating activities was mainly due to approximately $382,000 of net loss from the Company, the decrease of approximately $13,000 of accounts payable and accrued expenses as we caught up certain payments for various of our operating expenses, the decrease of approximately $15,000 of deferred revenue as we realized more sales from deferred revenues offset by the decrease of accounts receivable of approximately $67,000, as we collected some of our accounts receivable from our wholesale customers during the three months ended March 31, 2017.

For the three months ended March 31, 2017, financing activities provided approximately $331,000 as compared to approximately $377,000 during the three months ended March 31, 2016. Net cash received in the three months ended March 31, 2017 for the amount of approximately $361,000 was from a loan in the approximate amount of $21,000 from our principal shareholder and Chief Executive Officer and approximately $340,000 in loans from unaffiliated third parties offset by our repayment of principal of approximately $27,000, of which, approximately $17,000 was paid to our principal shareholder and Chief Executive Officer and approximately $10,000 was paid to the unaffiliated third parties.

The terms of the loans from our principal shareholder and Chief Executive Officer, from our related parties and from the unaffiliated third parties are set forth below.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, the CEO of the Company pledged certain of his personal assets and obtained a personal loan and funded the operations of the Company from this loan. The Company agreed to pay for the interest of this loan on Mr. Dinghua Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, advances totaled $471,603. As of March 31, 2017 and December 31, 2016, the balance due to shareholder, interest bearing, amounted to $471,603. The full balance $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended March 31, 2017 and 2016 for the above loan amounted to $12,488 and $8,325, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, the CEO of the Company advances monies to the Company. Such business transactions are recorded as due to or from shareholder. During the three months ended March 31, 2017 and 2016, advances totaled $21,137 and $36,282, respectively and payment to shareholder totaled $17,197 and $87,046, respectively. As of March 31, 2017 and December 31, 2016, the balance due to shareholder, non-interest bearing, amounted to $2,951,110 and $2,947,170, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the years ended December 31, 2016 and 2015, the Company borrowed $30,000 and $40,000 from a related party to fund operations, respectively. This related party is the son of the CEO. These advances have an annual interest rate of 10% for the year ended December 31, 2016 and bear no interest but did have a one-time $5,000 finance charge for the year ended December 31, 2015, are unsecured and are due on demand. Repayment to this related party amounted to $0 and $40,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company owed $30,000 to this related party.

As one of the Company’s former board member resigned in January 2017, the Company reclassified the balance of $20,000 from the spouse of the Company’s former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expense for the three months ended March 31, 2017 and 2016 for the above loans amounted to $740 and $0, respectively.

Advances from related parties, non-interest bearing

The Company borrowed money from certain related parties to fund operations. The related parties consist of the CEO's immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of March 31, 2017 and December 31, 2016, the Company owed $533,839 to these related parties.

As one of the Company’s former board member resigned in January 2017, the Company reclassified the Company’s former board member’s balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Due to employee

The Company borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of March 31, 2017 and December 31, 2016, the Company owed $95,000 to an employee.

Due to third parties, interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the Chief Executive Officer’s (CEO) friends and the spouse of the Company’s former board member. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of March 31, 2017 and December 31, 2016, the Company owed $109,030 to these third parties.

As one of the Company’s former board member resigned in January 2017, the Company reclassified the balance of $20,000 from the spouse of the Company’s former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expense for the three months ended March 31, 2017 and 2016 for above loans amounted to $1,404 and $0, respectively.

Due to third parties, non-interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the CEO's friends and the Company’s former board member. These advances do not bear interest, are unsecured, and are due on demand. As of March 31, 2017 and December 31, 2016, the Company owed $656,292 and $326,292 to these third parties, respectively.

As one of the Company’s former board member resigned in January 2017, the Company reclassified the Company’s former board member’s balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2017, our disclosure controls and procedures are not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the quarter ended March 31, 2017.

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

E-World USA Holding, Inc.

Title	Name	Date	Signature

President and CEO	Ding Hua Wang	May 15, 2017	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, CEO, Acting	May 15, 2017
Principal Financial and Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1 *	CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

