Form 10-K/A
period 2014-12-31
Merion, Inc.
filed 2017-07-21
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-151200

Merion, Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on October 4, 2016 (the “Original Filing”), of Merion, Inc. (formerly known as E-World USA Holding, Inc.), is being filed for the sole purpose of correcting a typographical error in the name of the trading market described in Item 5 of Part II of the Original Filing. There are no changes to the disclosures in the Original Filing, except that this Amendment No. 1 amends and restates Item 5 of Part II of the Original Filing in its entirety.

Except for the foregoing, this Amendment No. 1 does not update or modify any of the information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing. No attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing or to modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the registrant’s other filings with the Securities and Exchange Commission. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.2 and 32.2.

2

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is qualified for quotation on the OTC Pink Open Market under the symbol “EWLU.”

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

None.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERION, INC.

Date: July 20, 2017	By:	/s/ Ding Hua Wang
Ding Hua Wang
Chief Executive Officer, President and Chief Financial Officer (Principal Executive and Financial Officer)

4

EXHIBIT INDEX

Exhibit No.	Description

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5