Form 10-K/A
period 2015-12-31
Merion, Inc.
filed 2017-07-21
CIK 1517498

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 6, 2017 (the “Original Filing”), of Merion, Inc. (formerly known as E-World USA Holding, Inc.), is being filed for the sole purpose of correcting a typographical error in the name of the trading market described in Item 5 of Part II of the Original Filing. There are no changes to the disclosures in the Original Filing, except that this Amendment No. 1 amends and restates Item 5 of Part II of the Original Filing in its entirety.

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