Form 10-Q
period 2017-06-30
Merion, Inc.
filed 2017-08-11
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number 333-184863

Merion, Inc.
(Name of small business issuer in its charter)

Nevada	5122	45-289-8504
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)

9550 Flair Dr, Suite 302

El Monte CA 91731

(626) 448-3737

(Address and telephone number of principal executive offices and principal place of business)

E-World USA Holding, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 7, 2017, there were 142,828,993 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$4,848	$2,054
Accounts receivable, net	-	77,931
Inventory	83,740	81,790
Prepaid expenses	151,771	22,559
TOTAL CURRENT ASSETS	240,359	184,334

PROPERTY AND EQUIPMENT, net	57,026	73,028

DEPOSITS AND OTHER ASSETS	9,850	9,850

TOTAL ASSETS	$307,235	$267,212

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$218,574	$260,738
Deferred revenue	1,981,668	1,588,969
Accrued bonus	680,980	682,356
Due to shareholder, non-interest bearing	2,908,202	2,947,170
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	518,839	533,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	109,030	109,030
Due to third parties, non-interest bearing	756,292	326,292
Current portion of long term debt	11,756	11,582
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	249,111	249,111
TOTAL CURRENT LIABILITIES	14,724,865	13,999,500

NON-CURRENT LIABILITIES:
Long term debt	19,945	26,397
Due to shareholder, interest bearing	471,603	471,603
TOTAL NON-CURRENT LIABILITIES	491,548	498,000

TOTAL LIABILITIES	15,216,413	14,497,500

COMMITMENTS AND CONTINGENCIES (NOTE 4 AND 10)

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,828,993 shares issued and outstanding, as of June 30, 2017 and December 31, 2016	142,829	142,829
Additional paid-in capital	3,657,949	3,657,949
Accumulated deficit	(18,709,956)	(18,031,066)
TOTAL SHAREHOLDERS' DEFICIT	(14,909,178)	(14,230,288)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$307,235	$267,212

The accompanying notes are an integral part of these financial statements.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

SALES	$87,501	$211,781	$119,997	$399,850
				-
COST OF SALES	33,761	50,711	39,493	124,183

GROSS PROFIT	53,740	161,070	80,504	275,667

OPERATING EXPENSES
Selling expenses	52,220	26,292	57,204	64,059
General and administrative expenses	280,283	333,249	666,143	763,032
Total operating expenses	332,503	359,541	723,347	827,091

LOSS FROM OPERATIONS	(278,763)	(198,471)	(642,843)	(551,424)

OTHER INCOME (EXPENSE), net
Finance expenses	(18,198)	(13,219)	(36,047)	(22,040)
Total other expense, net	(18,198)	(13,219)	(36,047)	(22,040)

LOSS BEFORE INCOME TAXES	(296,961)	(211,690)	(678,890)	(573,464)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(296,961)	$(211,690)	$(678,890)	$(573,464)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	142,828,993	142,828,993	142,828,993	142,828,993

LOSS PER SHARE - BASIC & DILUTED
Net loss	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the six months ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(678,890)	$(573,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,001	16,823
Bad debt expense	-	18,040
Changes in operating assets and liabilities
Accounts receivable	77,931	(36,296)
Inventory	(1,950)	16,247
Prepaid expenses	(129,212)	49,449
Accounts payable and accrued expenses	(42,163)	(62,963)
Deferred revenue	392,699	133,268
Accrued bonus	(1,376)	34,747
Net Cash Used in Operating Activities	(366,960)	(404,149)

Cash Flows from Financing Activities:
Advances from shareholder, interest bearing	-	471,603
Advances from shareholder, non-interest bearing	22,737	37,889
Payment to shareholder, non-interest bearing	(61,705)	(174,338)
Advances from related parties, interest bearing	-	20,000
Payment to related parties, interest bearing	-	(40,000)
Payment to related parties, non-interest bearing	(15,000)	-
Advances from third parties, non-interest bearing	440,000	89,030
Payment to third parties, non-interest bearing	(10,000)	-
Principal payments on debt	(6,278)	(6,094)
Net Cash Provided by Financing Activities	369,754	398,090

Net Change in Cash	2,794	(6,059)

Cash, beginning of period	2,054	8,550

Cash, end of period	$4,848	$2,491

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$31,524	$26,654
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Organization

Merion, Inc. (the "Company"), a Nevada corporation, was formed on February 4, 2011. Its predecessor, E-World USA Holding, Inc., was a California company incorporated in 2007 (“E-World CA”). In April 2011, E-World CA entered into a merger agreement with its wholly-owned subsidiary with the same name, E-World USA Holding, Inc., a Nevada corporation (“E-World NV”), that was the survivor of the merger and became the Company. Under the Merger Agreement, the Company issued 90,000,000 shares of its common stock on a one share for one share basis for each share of E-World CA’s common stock issued and outstanding at the date of the merger. In addition, the Company issued its Type A Warrants and Type B Warrants in exchange for comparable warrants issued and outstanding of E-World CA at the date of the merger. On June 27, 2017, the Company filed an amendment to its Articles of Incorporation with the Secretary of State for the State of Nevada to change its name from E-World NV, effective immediately, to Merion, Inc.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States, are expressed in U.S. dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2016 annual report on Form 10-K filed on May 1, 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment, collectability of receivables and fair value of rescission liability in relation to the Company’s Type A & B Warrants. Actual results could differ from those estimates.

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

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on credit history with customers and their current financial condition. Bad debt expense or write-offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions.

The accounts receivable balance and allowance for doubtful accounts are as follows:

	June 30, 2017	December 31, 2016
Accounts receivable	$43,276	$121,207
Allowance for doubtful accounts	(43,276)	(43,276)
Accounts receivable, net	$-	$77,931

Movement of allowance for doubtful accounts is as follows:

	Six months ended June 30, 2017	Year ended December 31, 2016

Beginning balance	$43,276	$25,236
Provision for doubtful accounts	-	18,040
Ending balance	$43,276	$43,276

Inventory

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional and skin-care products. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years.

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

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2017 and December 31, 2016, no impairment of long-lived assets was recognized.

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

Accrued Bonus

Accrued bonus represents amounts earned by the Company’s affiliates (the “Affiliated Members”) for successful product sales. These bonuses are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash.

Fair Value of Financial Instruments

ASC 825 requires that the Company disclose estimated fair values of financial instruments. The Company believes the carrying value of short-term debt is a reasonable estimate of fair value due to rates being currently offered.

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

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2017 and December 31, 2016:

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

The Company also recognized revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered. Shipping and handling fee revenues totaled $1,137 and $4,682 for the three months ended June 30, 2017 and 2016, respectively, and totaled $2,205 and $11,071 for the six months ended June 30, 2017 and 2016, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of June 30, 2017 and December 31, 2016 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of June 30, 2017 and December 31, 2016.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our financial statements. While all products are priced in U.S. currency, the Company accepts payments in U.S. dollars and Hong Kong dollars.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $8,257 and $17,819 for the three months ended June 30, 2017 and 2016, respectively, and totaled $10,857 and $23,339 for the six months ended June 30, 2017 and 2016, respectively.

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

For the three and six months ended June 30, 2017 and 2016, Type A and Type B Warrants did not have a dilutive effect on loss per share, as the Company had incurred a loss for the periods.

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

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended June 30, 2017, one customer accounted for approximately 87% of the Company’s sales and for the three months ended June 30, 2016, one customer accounted for approximately 64% of the Company’s sales.

For the six months ended June 30, 2017, two customers accounted for approximately 75% of the Company’s sales and for the six months ended June 30, 2016, two customers accounted for approximately 51% of the Company’s sales.

For the three months ended June 30, 2017, two suppliers accounted for approximately 91% of the Company’s product purchases and for the three months ended June 30, 2016, two suppliers accounted for approximately 98% of the Company’s product purchases.

For the six months ended June 30, 2017, two suppliers accounted for approximately 91% of the Company’s product purchases and for the six months ended June 30, 2016, three suppliers accounted for approximately 95% of the Company’s product purchases.

Contingencies

The Company may have inadvertently issued Type A Warrants and Type B Warrants to U.S. citizens or residents in violation of federal securities laws and may be subject to sanctions for such violations. Further, the exchange of the warrants for common shares may also have been in violation of Section 5 of the Securities Act of 1933. Thus, risk exists that the SEC or former warrant holders may bring legal action against the Company, its officers and directors for securities law violations. The Company determined it is reasonably possible that a loss may have been incurred as a result of these issuances. The Company has recorded a liability equal to the amount it expects to pay to redeem the warrants. See Note 4.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the Company’s financial statements.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-08—Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The objective is to reduce the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance and to reduce the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2016-08 to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of ASU 2016-09 did not impact our financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in ASC 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company does not expect the adoption of ASU 2016-10 to have a material impact on the Company’s financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients. The objective is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for ASC 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2016-12 to have a material impact on the Company’s financial statements.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect the adoption of ASU 2016-15 to have a material impact on the Company’s financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective in the first quarterly of 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU would not have a material effect on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying statements of operations and other comprehensive loss and cash flows.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 – Rescission Liability – Type A & B Warrants

Type A Warrants

As an incentive to increase sales and bring in additional members, the Company’s predecessor, E-World CA, issued type A warrants to its sales members. Upon the merger of E-World CA with and into the Company in 2011, the Company issued to those sales member replacement type A warrants with substantially similar terms and conditions (the “Type A Warrants”).

Upon issuance, Type A Warrants had no expiration and could be exercised for:

(1)	common shares of the Company at a ratio of 1:1 upon a going public event in the U.S.,

(2)	products of the Company at their retail prices, or

(3)	cancelled membership and a refund in cash at 75% of face value.

From inception on January 5, 2007 to December 31, 2010, new sales members of E-World CA who purchased a package of products received an option to include the equivalent Type A Warrants in the purchase. Net cash proceeds from the equivalent Type A Warrants sold to sales members by E-World CA through December 31, 2010 were $8,169,707. During 2011, a total of 18,000 Type A Warrants were exercised for cash refunds totaling $22,950 and products of the Company for $7,200. During 2012, all of the remaining Type A Warrants were exchanged by the Company for the following:

(1)	842,300 warrants for $495,170 in cash refunds

(2)	10,300 warrants for $16,650 in products

(3)	23,296,688 warrants for shares of common stock

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all Type A Warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each Type A Warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A Warrant. The face value determines how much the sales member could receive if exercised for cash and a canceled membership. If sales members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If sales members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A Warrant shares. As of June 30, 2017 and December 31, 2016, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Type B Warrants

During 2009 and 2010, the Company’s predecessor, E-World CA, issued a total of 2,491,108 type B warrants as sales incentive compensation to sales members. The type B warrants entitled the holders to collectively receive 2,491,108 common shares upon a going public event in the U.S. as specified in the warrant. No additional consideration for the common shares was required upon exercise. Upon the merger of E-World CA with and into the Company in 2011, the Company issued to those sales members replacement type B warrants with substantially similar terms and conditions (the “Type B Warrants”). During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. The Type B Warrants may have been issued and exercised in violation of United States federal securities laws. We recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was estimated using comparable sales of common stock to sales members. The Company determined that comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value of the Type B warrants as of June 30, 2017 and December 31, 2016 was $249,111.

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and we cannot reasonably predict at this time when it will occur.

Note 5 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	June 30, 2017	December 31, 2016
Nutrition supplements	$83,526	$81,390
Skin-care products	214	400
Inventories	$83,740	$81,790

Note 6 – Property and Equipment

Property and equipment consist of following:

	June 30, 2017	December 31, 2016
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(304,343)	(288,341)
Property and equipment, net	$57,026	$73,028

Depreciation expense totaled $7,971 and $8,305 for the three months ended June 30, 2017 and 2016, respectively.

Depreciation expense totaled $16,001 and $16,823 for the six months ended June 30, 2017 and 2016, respectively.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Debt

Due to employee

The Company has borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of June 30, 2017 and December 31, 2016, the Company owed $95,000 to an employee.

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of the Company’s former board member. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of June 30, 2017 and December 31, 2016, the Company owed $109,030 to these third parties.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expenses for the three months ended June 30, 2017 and 2016 for above loans amounted to $1,631 and $318, respectively.

Interest expenses for the six months ended June 30, 2017 and 2016 for above loans amounted to $3,035 and $318, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the Company’s former board member. These advances do not bear interest, are unsecured, and are due on demand. As of June 30, 2017 and December 31, 2016, the Company owed $756,292 and $326,292 to these third parties, respectively.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified the former board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Long term loan

In December 2015, the Company refinanced a new loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the six months ended June 30, 2017 and 2016, the Company paid $6,278 and $6,094, respectively, for the loan.

Future maturities of long term debt are as follows:

Six months ended December 31, 2017	$5,304
Year ended December 31, 2018	13,002
Year ended December 31, 2019	13,395
Total	31,701
Current portion of long term debt	(11,756)
Long term debt	$19,945

Interest expenses for the three months ended June 30, 2017 and 2016 for the above loan amounted to $261 and $353, respectively.

Interest expenses for the six months ended June 30, 2017 and 2016 for the above loan amounted to $544 and $729, respectively.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he funded the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, advances totaled $471,603. As of June 30, 2017 and December 31, 2016, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended June 30, 2017 and 2016 for the above loan amounted to $12,487 and $12,488, respectively.

Interest expense for the six months ended June 30, 2017 and 2016 for the above loan amounted to $24,975 and $20,813, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the six months ended June 30, 2017 and 2016, advances totaled $22,737 and $37,889, respectively, and payments to Mr. Wang totaled $61,705 and $174,338, respectively. As of June 30, 2017 and December 31, 2016, the balance due to shareholder, non-interest bearing, amounted to $2,908,202 and $2,947,170, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the years ended December 31, 2016 and 2015, the Company borrowed $30,000 and $40,000 from a related party to fund operations, respectively. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10% for the year ended December 31, 2016 and incurred a one-time $5,000 finance charge for the year ended December 31, 2015, are unsecured and are due on demand. Repayment to this related party amounted to $0 and $40,000 for the six months ended June 30, 2017 and 2016, respectively. As of each of June 30, 2017 and December 31, 2016, the Company owed $30,000 to this related party.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Interest expense for the three months ended June 30, 2017 and 2016 for the above loans amounted to $748 and $69, respectively.

Interest expense for the six months ended June 30, 2017 and 2016 for the above loans amounted to $1,488 and $69, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. During the six months ended June 30, 2017, payment to related parties totaled $15,000. As of June 30, 2017 and December 31, 2016, the Company owed $518,839 and $533,839, respectively, to these related parties.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified the Company’s former board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Note 9 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
State statutory rate	8.8%	8.8%	8.8%	8.8%
Valuation allowance	(42.7)%	(39.7)%	(42.7)%	(39.7)%
Permanent difference	(0.1)%	(3.1)%	(0.1)%	(3.1)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $10,144,000 for Federal and $9,179,000 for California as of June 30, 2017. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $9,466,000 for Federal and $8,501,000 for California as of December 31, 2016, and will expire in the years 2030 to 2037. During the six months ended June 30, 2017 and 2016, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The components of the deferred tax assets is as follows:

	June 30, 2017	December 31, 2016
Property and equipment - depreciation	$37,133	$35,838
Allowance for doubtful accounts	18,539	17,237
Net operating loss	4,204,553	3,661,022
Deferred tax assets	4,260,225	3,714,097
Valuation allowance	(4,260,225)	(3,714,097)
Deferred tax assets, net	$-	$-

As of June 30, 2017, federal tax returns filed for 2014, 2015 and 2016 remain subject to examination by the taxing authorities. As of June 30, 2017, California tax returns filed for 2013, 2014, 2015 and 2016 remain subject to examination by the taxing authorities.

Note 10 – Commitments

Operating lease

The Company has contracted to rent office and warehouse space for its main corporate office from March 2015 to October 2018 and thereafter on a month to month basis without future commitment. The Company’s commitment for minimum lease payments under these operating leases as of June 30, 2017 for the following periods is as follow:

Six months ended December 31, 2017	$18,600
Year ended December 31, 2018	31,000
Total	$49,600

The Company incurred rent expenses of $12,400 and $36,150 for the three months ended June, 2017 and 2016, respectively.

The Company incurred rent expenses of $21,400 and $72,300 for the six months ended June 30, 2017 and 2016, respectively.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11 – Equity

Share Distribution Plan

On March 31, 2017, the Company’s Board of Directors approved the following share distribution plans for the Company in accordance with appropriate time frames consistent with applicable law and in the best interests of the Company.

1) The Company will grant up to thirty million shares of common stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. In connection with this transaction, Mr. Wang will voluntarily relinquish up to thirty million shares of common stock owned by him to the Company’s Treasury, and thereafter the Company will issue to persons not citizens or residents of the U.S. only an equal number of shares pursuant to Regulation S under the Securities Act of 1933. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions will need to be included on the securities. No shares has been issued or relinquished. On July 15, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (1) as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients.

2) To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company when the Company faced financial hardship, the Company will grant up to five million shares of common stock to these individuals upon approval by the Board of Directors, and the Company will complete the stock transfer. In connection with this transaction, Mr. Wang will voluntarily relinquish up to five million shares of common stock owned by him to the Company’s Treasury. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws. No shares has been issued or relinquished. On July 28, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (2) as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q and our financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”).

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rates; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2016 Form 10-K.

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

Overview

Our Company is a provider of health and nutritional supplements and personal care products directly to customers on the Internet through our website, www.dailynu.com. Currently, we are mainly selling our products over the Internet directly to end-user customers through our website and to wholesale distributors through phone and electronic communication. Our major customers are located in the Asian market, predominantly in the People’s Republic of China and Singapore. In March 2016, we implemented the following affiliate marketing program.

Marketing: The Affiliate Marketing Program (“AMP”)

A more complete description of how the AMP operates is as follows:

•	The Company’s website (www.dailynu.com) is an online shopping store, and customers located in China can purchase the products from this website by credit card;

•	The Affiliate Marketing Program is a performance-based marketing program in which the Company rewards one or more affiliates (the “Affiliate Members”) for each successful customer purchase brought by the Affiliate Members’ own marketing efforts;

•	The Company provides the Affiliate Members with a URL (or coupon or advertising banner) which can be shared by the Affiliate Members. If any customer purchases the products from this link, the Company will pay a commission to the relevant Affiliate Member based on the revenue generated from its link;

•	The Affiliate Members are not employees of the Company;

•	The Company does not track any customer from the Affiliate Members. Even the Affiliate Members themselves may not know who will purchase products from their respective links;

•	Currently, the Company has two methods for the payment of commission rewards. An Affiliate Member may earn 70% of the monthly sales amount generated from his or her affiliate link if that Affiliate Member achieves the total sales in an amount that exceeds $10,000 per month. If such amount is not achieved, an Affiliate Member will receive 20% of the monthly sales amount generated from his or her affiliate link; and

•	The commission rewards are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash.

We believe consumers have become more confident in ordering products like ours over the Internet. However, the nutritional supplement and skin care product e-business markets have been, and continue to be, increasingly competitive and are rapidly evolving.

We acquire our skin care products from another company that developed the products. Such products are also marketed and sold through our website, www.dailynu.com.

Barriers to entry are minimal in the nutritional supplement and skin care businesses, and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in technology and increasing access to that technology are paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise brands to consumers in Asia. There can be no assurance that we will maintain our competitive position or that we will continue to provide only American-made merchandise.

Our products are sensitive to business and personal discretionary spending levels and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of volatility, and the future economic environment, while improving, continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items, such as our products. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues, profits and results of operations.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

	For the three months ended June 30,
				Percentage
	2017	2016	Change	Change
Total sales	$87,501	$211,781	$(124,280)	(59)%
Total cost of sales	33,761	50,711	(16,950)	(33)%
Gross profit	53,740	161,070	(107,330)	(67)%
Operating expenses
Selling	52,220	26,292	25,928	99%
General and administrative	280,283	333,249	(52,966)	(16)%
Total operating expenses	332,503	359,541	(27,038)	(8)%
Loss from operations	(278,763)	(198,471)	80,292	41%
Other income (expense), net	(18,198)	(13,219)	4,979	38%
Provision for income taxes	-	-	-	-%
Net loss	$(296,961)	$(211,690)	$85,271	40%

Total sales decreased by $124,280 or 59%, from $211,781in the three months ended June 30, 2016 to $87,501 in the three months ended June 30, 2017. The decrease of sales was mainly due to the decrease of sales of our nutritional supplement products, Dibeier Granules & Oral, which were introduced in March 2016 and experienced strong initial sales, which was partially offset by the increase in sales of two new products, Auxia-Kidney and Capsule of Beauty, which we recently introduced in June 2017. During the three months ended June 30, 2017, the demand for our Dibeier Granules & Oral products slowed. As a result, our sales for the three months ended June 30, 2017 are lower than the three months ended June 30, 2016.

The cost of sales decreased by $16,950 or 33% from $50,711 in the three months ended June 30, 2016 to $33,761 in the three months ended June 30, 2017. The decrease in cost of sales was consistent with the decreases in sales for the same reasons discussed above.

During the three months ended June 30, 2017, we introduced two new products, Auxia-Kidney and Capsule of Beauty, which were another added component of our sales during that period. These products generally have a lower profit margin as compared to our Dibeier Granules & Oral products, which composed a higher percentage of our sales in the three months ended June 30, 2016. As a result, our gross margin percentage decreased from approximately 76% in the three months ended June 30, 2016 to approximately 61% in the three months ended June 30, 2017.

Selling expenses increased from $26,292 in the three months ended June 30, 2016 to $52,220 in the three months ended June 30, 2017. The increase of $25,928, or 99%, was mainly due to the increase of a one-time marketing development expense that we incurred for an agent to assist us in developing our PRC market and promoting our products during the three months ended June 30, 2017. This cost was partially offset by a decrease in shipping expenses, which is consistent with the decrease in sales during three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

General and administrative expenses decreased by $52,966 from $333,249 in the three months ended June 30, 2016 to $280,283 in the three months ended June 30, 2017. General and administrative expenses declined mainly due to the decrease in rental expense, insurance expense, and professional expenses, which were partially offset by the increase in payroll expense during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. We downsized our headquarters operating space starting in October 2016, and as a result, our rental and insurance expenses decreased accordingly during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease is also partially attributable to the decrease in professional expense as we became current in our periodic filing obligations with the SEC in May 2017. As a result, our professional expenses decreased during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as we were no longer required to incur additional professional expenses for our attorneys, auditors and consultants. In addition, during the second quarter of 2017, in preparation for an expansion of our operations, we hired additional employees to meet our anticipated future demands. As a result, our payroll expenses increase during that period as compared to the three months ended June 30, 2016.

Other expense increased by $4,979 from $13,219 in the three months ended June 30, 2016 to $18,198 in the three months ended June 30, 2017 mainly due to the increase of our credit card interest expense as we incurred more credit card debt during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase of other expense is also attributable to interest expenses of approximately $2,000 from our interest bearing loans from our related parties and third parties for which we started incurring interest expense from June 2016.

Net loss from continuing operations increased by $85,271 from $211,690 in the three months ended June 30, 2016 to $296,961 in the three months ended June 30, 2017 mainly due to the reasons discussed above.

Comparison of the six months ended June 30, 2017 and 2016

	For the six months ended June 30,
				Percentage
	2017	2016	Change	Change
Total sales	$119,997	$399,850	$(279,853)	(70)%
Total cost of sales	39,493	124,183	(84,690)	(68)%
Gross profit	80,504	275,667	(195,163)	(71)%
Operating expenses
Selling	57,204	64,059	(6,855)	(11)%
General and administrative	666,143	763,032	(96,889)	(13)%
Total operating expenses	723,347	827,091	(103,744)	(13)%
Loss from operations	(642,843)	(551,424)	91,419	17%
Other income (expense), net	(36,047)	(22,040)	14,007	64%
Provision for income taxes	-	-	-	-%
Net loss	$(678,890)	$(573,464)	$105,426	18%

Total sales decreased by $279,853 or 70%, from $399,850 in the six months ended June 30, 2016 to $119,997 in the six months ended June 30, 2017. The decrease of sales was mainly due to the decrease of sales of our nutritional supplement products, Dibeier Granules & Oral, which were introduced in March 2016 and experienced strong initial sales, which was partially offset by the increase in sales of two new products, Auxia-Kidney and Capsule of Beauty, which we recently introduced in June 2017. During the six months ended June 30, 2017, the demand of the Dibeier Granules & Oral products slowed. As a result, our sales for the six months ended June 30, 2017 are lower than the six months ended June 30, 2016.

The cost of sales decreased by $84,690 or 68%, from $124,183 in the six months ended June 30, 2016 to $39,493 in the six months ended June 30, 2017. The decrease in cost of sales was consistent with the decrease in sales for the same reasons discussed above.

The two new products we introduced, Auxia-Kidney and Capsule of Beauty, generally have a lower profit margin as compared to our Dibeier Granules & Oral products, which composed a higher percentage of our sales in the six months ended June 30, 2016. As a result, our gross margin percentage decreased from approximately 69% in the six months ended June 30, 2016 to approximately 67% in the six months ended June 30, 2017.

Selling expenses decreased from $64,059 in the six months ended June 30, 2016 to $57,204 in the six months ended June 30, 2017. The decrease of $6,855, or 11%, was consistent with the decrease in sales during six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was partially offset by the increase of a one-time marketing development expense that we incurred for an agent to assist us in developing our PRC market and promoting our products during the six months ended June 30, 2017.

General and administrative expenses decreased by $96,889 from $763,032 in the six months ended June 30, 2016 to $666,143 in the six months ended June 30, 2017. General and administrative expenses declined mainly due to decreases in rental expense, insurance expense, and bad debt expenses, which were partially offset by the increase in professional expenses during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. We downsized our headquarters operating space starting in October 2016, and as a result, our rental and insurance expenses decreased during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease is also partially attributable to the bad debt expenses of approximately $18,000 incurred during the six months ended June 30, 2016 with no such bad debt expenses during the six months ended June 30, 2017. In addition, during the six months ended June 20, 2017, we incurred more professional expenses from our attorneys, auditors and consultants as we completed our outstanding periodic filings with the SEC to become current as of May 2017. As a result, our professional expenses increased during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Other expense increased by $14,007 from $22,040 in the six months ended June 30, 2016 to $36,047 in the six months ended June 30, 2017 mainly due to interest expense on credit card debt during the six months ended June 30, 2017, as compared to the same period in 2016. The increase of other expense is also partially attributable to an increase of interest expense in connection with our interest bearing loan from our shareholder, related parties and third parties loan for which we started incurring interest expense during 2016.

Net loss from continuing operations increased by $105,426 from $573,464 in the six months ended June 30, 2016 to $678,890 in the six months ended June 30, 2017 mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2017, we had a cash balance of $4,848, compared to a cash balance of $2,054 at December 31, 2016.

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

For the six months ended June 30, 2017, cash used in operating activities amounted to approximately $367,000 as compared to approximately $404,000 used in operating activities in the six months ended June 30, 2016. Cash used in operating activities for the six months ended June 30, 2017 mainly includes approximately $679,000 of net loss from the Company, the increase of approximately $129,000 as we have prepaid on inventory purchase that are currently under production to meet our future sales orders and prepaid service retainers to our professional service providers, which include attorneys, auditors and consultants to continue servicing us as a publicly traded company, the decrease of approximately $42,000 of accounts payable and accrued expenses as we caught up certain payments for various operating expenses, offset by the decrease of accounts receivable of approximately $78,000 as we have fully collected our prior balances on credit as well as the increase of deferred revenue of approximately $392,000 that we are expected to provide shipments as soon as our purchase orders were received.

For the six months ended June 30, 2017, financing activities provided approximately $370,000 as compared to approximately $398,000 during the six months ended June 30, 2016. Net cash received in the six months ended June 30, 2017 of approximately $463,000 was from one loan, in the approximate amount of $23,000 from our principal shareholder and Chief Executive and Financial Officer, and approximately $440,000 in additional loans from unaffiliated third parties. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $87,000, of which approximately $62,000 was paid to our principal shareholder and Chief Executive and Financial Officer, approximately $15,000 was paid to related parties, and approximately $10,000 was paid to the unaffiliated third parties.

The material terms of the loans from our principal shareholder and Chief Executive and Financial Officer, our related parties and certain unaffiliated third parties are set forth below.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, CEO and CFO of the Company, pledged certain of his personal assets and obtained a personal loan from which he funded the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, advances totaled $471,603. As of June 30, 2017 and December 31, 2016, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended June 30, 2017 and 2016 for the above loan amounted to $12,487 and $12,488, respectively.

Interest expense for the six months ended June 30, 2017 and 2016 for the above loan amounted to $24,975 and $20,813, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, CEO and CFO of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from shareholder at the time of the transaction. During the six months ended June 30, 2017 and 2016, advances to the Company totaled $22,737 and $37,889, respectively, and payments to Mr. Wang totaled $61,705 and $174,338, respectively. As of June 30, 2017 and December 31, 2016, the balance due to shareholder, non-interest bearing, amounted to $2,908,202 and $2,947,170, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the years ended December 31, 2016 and 2015, the Company borrowed $30,000 and $40,000 from a related party to fund operations, respectively. This related party is the son of the Company’s CEO and CFO. These advances have an annual interest rate of 10% for the year ended December 31, 2016 and incurred a one-time $5,000 finance charge for the year ended December 31, 2015, are unsecured and are due on demand. Repayment to this related party amounted to $0 and $40,000 for the six months ended June 30, 2017 and 2016, respectively. As of each of June 30, 2017 and December 31, 2016, the Company owed $30,000 to this related party.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expense for the three months ended June 30, 2017 and 2016 for the above loans amounted to $748 and $69, respectively.

Interest expense for the six months ended June 30, 2017 and 2016 for the above loans amounted to $1,488 and $69, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the CEO and CFO’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. During the six months ended June 30, 2017, payment to related parties totaled $15,000. As of June 30, 2017 and December 31, 2016, the Company owed $518,839 and $533,839, respectively, to these related parties.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified the former board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Due to employees

The Company borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of each of June 30, 2017 and December 31, 2016, the Company owed $95,000 to an employee.

Due to third parties, interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the CEO and CFO’s friends and the spouse of the Company’s former board member. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of each of June 30, 2017 and December 31, 2016, the Company owed an aggregate amount of $109,030 to these third parties.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified the outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expenses for the three months ended June 30, 2017 and 2016 for the above loans amounted to $1,631 and $318, respectively.

Interest expenses for the six months ended June 30, 2017 and 2016 for the above loans amounted to $3,035 and $318, respectively.

Due to third parties, non-interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the CEO and CFO's friends and the Company’s former board member. These advances do not bear interest, are unsecured, and are due on demand. As of June 30, 2017 and December 31, 2016, the Company owed $756,292 and $326,292 to these third parties, respectively.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified the Company’s former board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2017, our disclosure controls and procedures are not effective due to the following material weaknesses that we have identified:

1. Lack of Accounting and Finance Expertise on U.S. GAAP – Our current number of accounting staff is relatively small, and we do not have the infrastructure to meet the higher demands of being publicly reporting company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP.

2. Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In an effort to remedy these material weaknesses, we hired a consulting firm with expertise in U.S. GAAP financial reporting and accounting and to obtain assistance from this firm to implement an internal review process over financial reporting to continue to improve our ongoing review and supervision of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Except as disclosed above, there have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us, except with respect to the matter described below. During the period covered by this report, there have been no material developments with respect to the pending legal proceedings disclosed in our Form 10-K for the year ended December 31, 2016, and no new material developments or legal proceedings have arisen since those disclosures were made.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	August 11, 2017	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer, Principal Financial and Principal Accounting Officer, Director	August 11, 2017

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

