Form 10-Q
period 2017-09-30
Merion, Inc.
filed 2017-11-01
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

As of November 1, 2017, there were 143,052,127 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$3,098	$2,054
Accounts receivable, net	-	77,931
Inventory	87,652	81,790
Prepaid expenses	61,147	22,559
TOTAL CURRENT ASSETS	151,897	184,334

PROPERTY AND EQUIPMENT, net	49,078	73,028

DEPOSITS AND OTHER ASSETS	6,000	9,850

TOTAL ASSETS	$206,975	$267,212

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$279,644	$260,738
Deferred revenue	1,709,578	1,588,969
Accrued bonus	679,800	682,356
Due to shareholder, non-interest bearing	2,875,727	2,947,170
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	518,839	533,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	109,030	109,030
Due to third parties, non-interest bearing	756,175	326,292
Current portion of long term debt	11,844	11,582
Rescission Liability - Type A Warrants	7,165,413	7,165,413
Rescission Liability - Type B Warrants	621,427	249,111
TOTAL CURRENT LIABILITIES	14,852,477	13,999,500

NON-CURRENT LIABILITIES:
Long term debt	16,682	26,397
Due to shareholder, interest bearing	471,603	471,603
TOTAL NON-CURRENT LIABILITIES	488,285	498,000

TOTAL LIABILITIES	15,340,762	14,497,500

COMMITMENTS AND CONTINGENCIES (NOTE 4 AND 10)

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 142,939,038 and 142,828,993 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	142,939	142,829
Additional paid-in capital	3,757,239	3,657,949
Accumulated deficit	(19,033,965)	(18,031,066)
TOTAL SHAREHOLDERS' DEFICIT	(15,133,787)	(14,230,288)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$206,975	$267,212

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

SALES	$469,806	$215,343	$589,803	$615,193
				-
COST OF SALES	83,735	109,691	123,228	233,874

GROSS PROFIT	386,071	105,652	466,575	381,319

OPERATING EXPENSES
Selling expenses	14,130	6,105	71,334	70,164
General and administrative expenses	305,228	242,217	971,371	1,005,249
Total operating expenses	319,358	248,322	1,042,705	1,075,413

LOSS FROM OPERATIONS	66,713	(142,670)	(576,130)	(694,094)

OTHER INCOME (EXPENSE), net
Finance expenses	(18,406)	(15,125)	(54,453)	(37,165)
Change in fair value of Rescission Liability - Type B Warrants	(372,316)	-	(372,316)	-
Total other expense, net	(390,722)	(15,125)	(426,769)	(37,165)

LOSS BEFORE INCOME TAXES	(324,009)	(157,795)	(1,002,899)	(731,259)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(324,009)	$(157,795)	$(1,002,899)	$(731,259)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	142,863,681	142,828,993	142,840,683	142,828,993

LOSS PER SHARE - BASIC & DILUTED
Net loss	$0.00	$0.00	$(0.01)	$(0.01)

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For the nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,002,899)	$(731,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,950	25,030
Bad debt expense	-	18,040
Change in fair value of Rescission Liability - Type B Warrants	372,316	-
Changes in operating assets and liabilities
Accounts receivable	77,931	(21,296)
Inventory	(5,862)	78,055
Prepaid expenses	(38,588)	65,880
Deposits and other assets	3,850	-
Accounts payable and accrued expenses	18,906	(116,521)
Deferred revenue	120,609	114,684
Accrued bonus	(2,556)	27,910
Net Cash Used in Operating Activities	(432,343)	(539,477)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	99,400	-
Advances from shareholder, interest bearing	-	471,603
Advances from shareholder, non-interest bearing	34,937	161,889
Payment to shareholder, non-interest bearing	(106,380)	(189,934)
Advances from related parties, interest bearing	-	50,000
Payment to related parties, interest bearing	-	(40,000)
Payment to related parties, non-interest bearing	(15,000)	-
Advances from third parties, non-interest bearing	472,000	89,030
Payment to third parties, non-interest bearing	(42,117)	-
Principal payments on debt	(9,453)	(9,175)
Net Cash Provided by Financing Activities	433,387	533,413

Net Change in Cash	1,044	(6,064)

Cash, beginning of period	2,054	8,550

Cash, end of period	$3,098	$2,486

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$47,525	$39,464
Cash paid for income tax	$-	$-

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Organization

Merion, Inc. (the “Company”), a Nevada corporation, was formed on February 4, 2011. Its predecessor, E-World USA Holding, Inc., was a California company incorporated in 2007 (“E-World CA”). In April 2011, E-World CA entered into a merger agreement with its wholly-owned subsidiary with the same name, E-World USA Holding, Inc., a Nevada corporation (“E-World NV”) that was the survivor of the merger and became the Company. Under the Merger Agreement, the Company issued 90,000,000 shares of its common stock on a one share for one share basis for each share of E-World CA’s common stock issued and outstanding at the date of the merger. In addition, the Company issued its Type A Warrants and Type B Warrants in exchange for comparable warrants issued and outstanding of E-World CA at the date of the merger. On June 27, 2017, the Company filed an amendment to its Articles of Incorporation with the Secretary of State for the State of Nevada to change its name from E-World NV, effective immediately, to Merion, Inc.

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

Management is trying to alleviate the going concern risk by: engaging external sales representatives to sell the Company’s products, securing various financing resources, including but not limited to, borrowing from the Company’s major shareholder, private placements and the possibility of raising funds through a future public offering.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment, collectability of receivables and fair value of the warrant rescission liability for the Company’s Type A & B Warrants. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts and foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on credit history with customers and their current financial condition. Bad debt expense or write-offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions.

The accounts receivable balance and allowance for doubtful accounts are as follows:

	September 30, 2017	December 31, 2016
Accounts receivable	$43,276	$121,207
Allowance for doubtful accounts	(43,276)	(43,276)
Accounts receivable, net	$-	$77,931

Movement of allowance for doubtful accounts is as follows:

	Nine months ended September 30, 2017	Year ended December 31, 2016

Beginning balance	$43,276	$25,236
Provision for doubtful accounts	-	18,040
Ending balance	$43,276	$43,276

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

Repairs and maintenance is charged to operations when incurred while betterments and renewals are capitalized.

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2017 and December 31, 2016, no impairment of long-lived assets was recognized.

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

Accrued Bonus

Accrued bonus represents amounts earned by the Company’s Affiliated Members for product sales. These bonuses are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of:

September 30, 2017

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Rescission Liability – Type A Warrants	--	--	$7,165,413	$7,165,413
Rescission Liability – Type B Warrants	--	--	621,427	621,427
Total	--	--	$7,786,840	$7,786,840

December 31, 2016:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Rescission Liability – Type A Warrants	--	--	$7,165,413	$7,165,413
Rescission Liability – Type B Warrants	--	--	249,111	249,111
Total	--	--	$7,414,524	$7,414,524

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	Nine months ended September 30, 2017	Year ended December 31, 2016

Beginning balance	$7,414,524	$7,414,524
Change in fair value of Rescission Liability – Type B Warrants	372,316	-
Ending balance	$7,786,840	$7,414,524

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

The Company also recognized revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered. Shipping and handling fee revenues totaled $2,896 and $12,204 for the three months ended September 30, 2017 and 2016, respectively, and totaled $5,101 and $23,275 for the nine months ended September 30, 2017 and 2016, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of September 30, 2017 and December 31, 2016 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of September 30, 2017 and December 31, 2016.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our financial statements. While all products are priced in U.S. currency, the Company accepts payments in U.S. dollars and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $13,967 and $13,019 for the three months ended September 30, 2017 and 2016, respectively, and totaled $24,824 and $36,358 for the nine months ended September 30, 2017 and 2016, respectively.

Operating Leases

The Company leases its property under an operating lease.

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

Basic and Diluted Earnings (Loss) Per Share

Accounting principles generally accepted in the United States of America regarding earnings per share (“EPS”) requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing the weighted average number of shares outstanding.

Basic earnings (loss) per share is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Diluted loss per shares does not include these items because they would be anti-dilutive.

For the three and nine months ended September 30, 2017 and 2016, Type A and Type B Warrants did not have a dilutive effect on loss per share, as the Company had incurred a loss for the periods.

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

For the three months ended September 30, 2017, one customer accounted for approximately 29% of the Company’s sales and for the three months ended September 30, 2016, one customer accounted for approximately 28% of the Company’s sales.

For the nine months ended September 30, 2017, one customer accounted for approximately 36% of the Company’s sales and for the nine months ended September 30, 2016, two customers accounted for approximately 43% of the Company’s sales.

For the three months ended September 30, 2017, three suppliers accounted for approximately 89% of the Company’s product purchases and for the three months ended September 30, 2016, three suppliers accounted for approximately 92% of the Company’s product purchases.

For the nine months ended September 30, 2017, two suppliers accounted for approximately 92% of the Company’s product purchases and for the nine months ended September 30, 2016, three suppliers accounted for approximately 96% of the Company’s product purchases.

Contingencies

The Company may have issued Type A Warrants and Type B Warrants to U.S. citizens or residents in violation of federal securities laws and may be subject to sanctions for such violations. Further, the exchange of the warrants for common shares may also have been in violation of Section 5 of the Securities Act of 1933. Thus, risk exists that the SEC or former warrant holders may bring legal action against the Company, its officers and directors for securities law violations. The Company determined it is reasonably possible that a loss may have been incurred as a result of these issuances. The Company has recorded a liability equal to the amount it believes it would pay to redeem the warrants. See Note 4.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not currently expect the adoption of ASU 2016-02 to have a material impact on the Company’s financial statements unless it enters into a new long-term lease.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying statements of operations and other comprehensive loss and cash flows.

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

(3)	23,216,188 warrants for shares of common stock

Our Type A Warrants may have been issued and exercised in violation of United States federal securities laws. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all Type A Warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each Type A Warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrants in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant is the stated value assigned to each Type A Warrant. The face value determines how much the sales member could receive if exercised for cash and a canceled membership. If sales members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If sales members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. During 2014, the Company refunded $2,250, and members returned 9,300 Type A Warrant shares. As of September 30, 2017 and December 31, 2016, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413.

Type B Warrants

During 2009 and 2010, the Company’s predecessor, E-World CA, issued a total of 2,485,708 type B warrants as sales incentive compensation to sales members. The type B warrants entitled the holders to collectively receive 2,485,708 common shares upon a going public event in the U.S. as specified in the warrant. No additional consideration for the common shares was required upon exercise. Upon the merger of E-World CA with and into the Company in 2011, the Company issued to those sales members replacement type B warrants with substantially similar terms and conditions (the “Type B Warrants”). During 2012, all of the Company’s Type B Warrants were exercised for shares of common stock. The Type B Warrants may have been issued and exercised in violation of United States federal securities laws. We recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was initially estimated using comparable sales of common stock prior to August 9, 2017. The Company determined that comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. On August 9, 2017, the Company’s common stock resumed trading in the OTC market. As a result, the Company began valuing the fair value of the common shares using the closing price of the Company’s common stock. The fair value of the Type B warrants as of September 30, 2017 and December 31, 2016 was $621,427 and $249,111, respectively.

We cannot estimate when this rescission offer liability will end for either the Type A Warrants or the Type B Warrants as this liability will end only when the Company and its legal counsel conclude the rescission liability now shown in the financial statements becomes at least a remote possibility, which has not yet occurred and we cannot reasonably predict at this time, when or if, it will occur.

Note 5 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	September 30, 2017	December 31, 2016
Nutrition supplements	$87,438	$81,390
Skin-care products	214	400
Inventories	$87,652	$81,790

Note 6 – Property and Equipment

Property and equipment consist of following:

	September 30, 2017	December 31, 2016
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(312,291)	(288,341)
Property and equipment, net	$49,078	$73,028

Depreciation expense totaled $7,949 and $8,207 for the three months ended September 30, 2017 and 2016, respectively.

Depreciation expense totaled $23,950 and $25,030 for the nine months ended September 30, 2017 and 2016, respectively.

Note 7 – Debt

Due to employee

The Company has borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of September 30, 2017 and December 31, 2016, the Company owed $95,000 to an employee.

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive Officer and Chief Financial Officer’s friends and the spouse of the Company’s former board member. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of September 30, 2017 and December 31, 2016, the Company owed $109,030 to these third parties.

Following the resignation of one of the Company’s board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expenses for the three months ended September 30, 2017 and 2016 for above loans amounted to $1,649 and $1,404, respectively.

Interest expenses for the nine months ended September 30, 2017 and 2016 for above loans amounted to $4,684 and $1,722, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive Officer and Chief Financial Officer’s friends and the Company’s former board member. These advances do not bear interest, are unsecured, and are due on demand. As of September 30, 2017 and December 31, 2016, the Company owed $756,175 and $326,292 to these third parties, respectively.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified the former board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Long term loan

In December 2015, the Company refinanced a prior loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months.

Future maturities of long term debt are as follows:

Three months ended December 31, 2017	$2,129
Year ended December 31, 2018	13,002
Year ended December 31, 2019	13,395
Total	28,526
Current portion of long term debt	(11,844)
Long term debt	$16,682

Interest expense for the three months ended September 30, 2017 and 2016 for the above loan amounted to $237 and $330, respectively.

Interest expense for the nine months ended September 30, 2017 and 2016 for the above loan amounted to $781 and $1,059, respectively.

Note 8 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a principal shareholder, director, Chief Executive Officer and Chief Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he funded the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, Mr. Wang’s advances to the Company totaled $471,603. As of September 30, 2017 and December 31, 2016, the balance on the principal of the loan due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended September 30, 2017 and 2016 for the above loan amounted to $12,488 and $12,487, respectively.

Interest expense for the nine months ended September 30, 2017 and 2016 for the above loan amounted to $37,463 and $33,300, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a principal shareholder, director, Chief Executive Officer and Chief Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the nine months ended September 30, 2017 and 2016, advances totaled $34,937 and $161,889, respectively, and payments to Mr. Wang totaled $106,380 and $189,934, respectively. As of September 30, 2017 and December 31, 2016, the balance due to shareholder, non-interest bearing, amounted to $2,875,727 and $2,947,170, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the years ended December 31, 2016 and 2015, the Company borrowed $30,000 and $40,000 from a related party to fund operations, respectively. This related party is the son of the Company’s Chief Executive Officer and Chief Financial Officer. These advances have an annual interest rate of 10% for the year ended December 31, 2016 and incurred a one-time $5,000 finance charge for the year ended December 31, 2015, are unsecured and are due on demand. Repayment to this related party amounted to $0 and $40,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company owed $30,000 to this related party.

Following the resignation of one of the Company’s board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expense for the three months ended September 30, 2017 and 2016 for the above loan amounted to $756 and $911, respectively.

Interest expense for the nine months ended September 30, 2017 and 2016 for the above loan amounted to $2,244 and $980, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive Officer and Chief Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. During the nine months ended September 30, 2017, payment to related parties totaled $15,000. As of September 30, 2017 and December 31, 2016, the Company owed $518,839 and $533,839, respectively, to these related parties.

Following the resignation of one of the Company’s board members in January 2017, the Company reclassified the Company’s former board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Note 9 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
State statutory rate	5.8%	5.8%	5.8%	5.8%
Valuation allowance	12.2%	(39.3)%	(25.0)%	(39.6)%
Permanent difference	(52.0)%	(0.5)%	(14.8)%	(0.2)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $6,231,000 for Federal tax as of September 30, 2017. The cumulative net operating loss carryforwards that may be applied against future taxable income will expire in the years 2031 to 2037. During the nine months ended September 30, 2017 and 2016, the Company incurred a net loss. As the deferred tax asset may not be realizable due to the Company’s recurring losses, management has provided a 100% valuation allowance for the deferred tax asset.

The components of the deferred tax assets is as follows:

	September 30, 2017	December 31, 2016
Property and equipment - depreciation	$-	$35,838
Allowance for doubtful accounts	18,539	17,237
Net operating loss	2,558,106	3,661,022
Deferred tax assets	2,576,645	3,714,097
Valuation allowance	(2,576,645)	(3,714,097)
Deferred tax assets, net	$-	$-

As of September 30, 2017, federal tax returns filed for 2014, 2015 and 2016 remain subject to examination by the taxing authorities. As of September 30, 2017, California tax returns filed for 2013, 2014, 2015 and 2016 remain subject to examination by the taxing authorities.

The change in the valuation allowance for the nine months ended September 30, 2017 and 2016 was $1,137,452 and $242,000, respectively.

Note 10 – Commitments

Operating lease

The Company rents office and warehouse space for its main corporate office from March 2015 to October 2018. The Company’s commitment for minimum lease payments under these operating leases as of September 30, 2017 for the following periods is as follow:

Three months ended December 31, 2017	$9,300
Year ended December 31, 2018	31,000
Total	$40,300

The Company incurred rent expenses of $5,346 and $36,150 for the three months ended September 30, 2017 and 2016, respectively.

The Company incurred rent expenses of $26,746 and $108,450 for the nine months ended September 30, 2017 and 2016, respectively.

Note 11 – Equity

Share Distribution Plan

On March 31, 2017, the Company’s Board of Directors approved share distribution plans for the Company.

1) The Company will grant up to thirty million shares of common stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. Mr. Dinghua Wang, a principal shareholder, director, Chief Executive Officer and Chief Financial Officer of the Company, will voluntarily relinquish up to thirty million shares of common stock owned by him to the Company’s Treasury, and thereafter the Company will issue to persons not citizens or residents of the U.S. an equal number of shares pursuant to Regulation S under the Securities Act of 1933. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions will need to be included on the securities. No shares has been issued or relinquished.

On July 15, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (1) as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients. No shares has been transferred as of September 30, 2017

2) To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company in connection with the Company’s financial hardship, the Company will issue up to five million shares of common stock to these individuals upon approval by the Board of Directors. In connection with this transaction, Mr. Wang will voluntarily relinquish up to five million shares of common stock owned by him to the Company’s Treasury. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws. No shares has been issued or relinquished.

On July 28, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (2) as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients. No shares has been transferred as of September 30, 2017.

3) The Company will grant up to twenty million shares (from authorized but unissued shares of its common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan will be implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933. No shares has been issued as of September 30, 2017.

Private placement

On September 1, 2017, the Company entered into a Securities Purchase Agreement with Jinhua Wang, an unrelated third party, pursuant to which the Company sold to him in a private placement 110,045 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $99,400. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Note 12 – Subsequent Events

On October 10, 2017, the Company entered into a Securities Purchase Agreement with Changlin Cao, an unrelated third party, pursuant to which the Company sold to him in a private placement 113,089 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $101,780. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Overview

Our Company is a provider of health and nutritional supplements and personal care products. Currently, we are mainly selling our products over the Internet directly to end-user customers through our website, www.dailynu.com, and to wholesale distributors through phone and electronic communication. Our major customers are located in the Asian market, predominantly in the People’s Republic of China and Singapore. In March 2016, we implemented the following affiliate marketing program.

Marketing: The Affiliate Marketing Program (“AMP”)

A summary of how the AMP operates is as follows:

•	The Company’s website (www.dailynu.com) is an online shopping store, and customers located in China can purchase the products from this website by credit card;

•	The Affiliate Marketing Program is a performance-based marketing program in which the Company rewards one or more affiliates (the “Affiliate Members”) for each successful customer purchase brought through the Affiliate Members’ own marketing efforts;

•	The Company provides each of the Affiliate Members with an individualized URL (or coupon or advertising banner), which can be shared by the Affiliate Members. If any customer purchases the products from this link, the Company will pay a commission to the relevant Affiliate Member based on the revenue generated from its link;

•	The Affiliate Members are not employees of the Company;

•	The Company does not track any customer from the Affiliate Members. Even the Affiliate Members themselves may not know who will purchase products from their respective links;

•	Currently, the Company has two methods for the payment of commission rewards. An Affiliate Member may earn 70% of the monthly sales amount generated from his or her affiliate link if that Affiliate Member achieves total sales in an amount that exceeds $10,000 per month. If such amount is not achieved, an Affiliate Member will receive 20% of the monthly sales amount generated from his or her affiliate link; and

•	The commission rewards are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash.

We acquire our skin care products from another company that developed the products. Such products are marketed and sold through our website, www.dailynu.com.

We believe consumers have become more confident in ordering products like ours over the Internet. However, the nutritional supplement and skin care product e-business markets have been, and continue to be, increasingly competitive and are rapidly evolving due to the reasons discussed below.

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

Our products are sensitive to business and personal discretionary, spending levels and demand for which tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of volatility, and the future economic environment, while improving, continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues, profits and results of operations.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

	For the three months ended September 30,
				Percentage
	2017	2016	Change	Change
Total sales	$469,806	$215,343	$254,463	118%
Total cost of sales	83,735	109,691	(25,956)	(24)%
Gross profit	386,071	105,652	280,419	265%
Operating expenses
Selling	14,130	6,105	8,025	131%
General and administrative	305,228	242,217	63,011	26%
Total operating expenses	319,358	248,322	71,036	29%
Income (loss) from operations	66,713	(142,670)	(209,383)	(147)%
Other income (expense), net	(390,722)	(15,125)	375,597	2,483%
Provision for income taxes	-	-	-	-%
Net loss	$(324,009)	$(157,795)	$166,214	105%

Total sales increased by $254,463, or 118%, from $215,343 in the three months ended September 30, 2016 to $469,806 in the three months ended September 30, 2017. The increase in sales is mainly attributable to the increased sales of our nutritional supplement products, Dibeier Granules & Oral, which were introduced in March 2016. There was a production delay by our vendors, which caused the majority of our orders to arrive in our warehouse in July 2017. As a result, we fulfilled many back orders of our Dibeier Granules & Oral products during the three months ended September 30, 2017. The increase in sales is also attributable to the increased sales of two new products, Auxia and Hepaticia, which we recently introduced in June and July 2017. The increase in sales was partially offset by the decrease in sales of our clearance products, such as Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power that we are no longer promoting in 2017. As a result, our sales for the three months ended September 30, 2017 were higher than the three months ended September 30, 2016.

The cost of sales decreased by $25,956, or 24%, from $109,691 in the three months ended September 30, 2016 to $83,735 in the three months ended September 30, 2017. The decrease in cost of sales was mainly due to the decrease cost of sales of our clearance products, such as Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power, which accounted for approximately 56% of our total cost of sales for the three months ended September 30, 2016, as compared to approximately 4% of our total cost of sales for the three months ended September 30, 2017. Excluding the cost of sales of these clearance products, the increase of our cost of sales of our Dibeier Granules & Oral products and Auxia and Hepaticia products were consistent with the increase in sales of these products.

During the three months ended September 30, 2016, we sold a significant amount of our clearance products that were near their respective expiration dates at a steep discount price, which reduced our overall gross profit percentage during the period, while our Dibeier Granules & Oral products and Auxia and Hepaticia products generally have a higher profit margin during the three months ended September 30, 2017. As a result, our gross margin percentage increased from approximately 49% in the three months ended September 30, 2016 to approximately 82% in the three months ended September 30, 2017.

Selling expenses increased from $6,105 in the three months ended September 30, 2016 to $14,130 in the three months ended September 30, 2017. The increase of $8,025, or 131%, was mainly due to the increase of shipping expenses that we incurred, which is consistent with our increase in sales during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

General and administrative expenses increased by $63,011 from $242,217 in the three months ended September 30, 2016 to $305,228 in the three months ended September 30, 2017. General and administrative expenses increased mainly due to the increase in payroll expenses and professional expenses, which were partially offset by the decrease in rental expense during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to a decrease in the size of our operating space. Our professional expenses increased during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as we were in a transition period of switching our legal counsels to better serve our operating needs. As a result, professional expenses for our attorneys increased during the period as we were paying two law firms in July during the transition period for the three months ended September 30, 2017. In addition, during the third quarter of 2017, in preparation for an expansion of our operations, we hired additional employees to meet our anticipated future demands. As a result, our payroll expenses increased during that period as compared to the three months ended September 30, 2016. We downsized our headquarters operating space starting in October 2016, and as a result, our rental and insurance expenses decreased accordingly during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Other expense increased by $375,597 from $15,125 in the three months ended September 30, 2016 to $390,722 in the three months ended September 30, 2017 mainly due to the increase in fair value of our Warrant Rescission Liability – Type B warrants during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. No such change occurred in the fair value during the three months ended September 30, 2016.

Net loss from operations increased by $166,214 from $157,795 in the three months ended September 30, 2016 to $324,009 in the three months ended September 30, 2017 mainly due to the reasons discussed above.

Comparison of the nine months ended September 30, 2017 and 2016

	For the nine months ended September 30,
				Percentage
	2017	2016	Change	Change
Total sales	$589,803	$615,193	$(25,390)	(4)%
Total cost of sales	123,228	233,874	(110,646)	(47)%
Gross profit	466,575	381,319	85,256	22%
Operating expenses
Selling	71,334	70,164	1,170	2%
General and administrative	971,371	1,005,249	(33,878)	(3)%
Total operating expenses	1,042,705	1,075,413	(32,708)	(3)%
Loss from operations	(576,130)	(694,094)	(117,964)	(17)%
Other income (expense), net	(426,769)	(37,165)	389,604	1,048%
Provision for income taxes	-	-	-	-%
Net loss	$(1,002,899)	$(731,259)	$271,640	37%

Total sales decreased by $25,390, or 4%, from $615,193 in the nine months ended September 30, 2016 to $589,803 in the nine months ended September 30, 2017. The decrease of sales was mainly due to the decrease of sales of our nutritional supplement products, Dibeier Granules & Oral, which were introduced in March 2016 and experienced strong initial sales during the same period last year. The decrease of sales was also attributable to the decrease in sales of our clearance products, such as Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power that we are no longer promoting in 2017, and which was partially offset by the increase in sales of three new products, Auxia, Capsule of Beauty and Hepaticia, which we recently introduced in June and July 2017. During the nine months ended September 30, 2017, the market for the Dibeier Granules & Oral products started to become saturated. As a result, our sales for the nine months ended September 30, 2017 are slightly lower than the nine months ended September 30, 2016.

The cost of sales decreased by $110,646, or 47%, from $233,874 in the nine months ended September 30, 2016 to $123,228 in the nine months ended September 30, 2017. The decrease in cost of sales was mainly due to the decreased cost of sales of our clearance products, such as Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power, which accounted for approximately 33% of our total cost of sales for the nine months ended September 30, 2016, as compared to approximately 6% of our total cost of sales for the nine months ended September 30, 2017. Excluding the cost of sales of these clearance products, the decrease of our cost of sales of our Dibeier Granules & Oral products was consistent with the decrease in sales of these products offset by the increase of the cost of sales of our Auxia, Capsule of Beauty and Hepaticia products.

During the nine months ended September 30, 2016, we sold a significant amount of our clearance products that were close to their respective expiration dates at a steep discount price, which reduced our overall gross profit percentage during the period, while our Dibeier Granules & Oral products, Auxia, Capsule of Beauty and Hepaticia products generally had a higher profit margin during the nine months ended September 30, 2017. As a result, our gross margin percentage increased from approximately 62% in the nine months ended September 30, 2016 to approximately 79% in the nine months ended September 30, 2017

Selling expenses increased from $70,164 in the nine months ended September 30, 2016 to $71,334 in the nine months ended September 30, 2017. The increase of $1,170, or 2%, was mainly due to a one-time marketing development expense that we incurred for an agent to assist us in developing our PRC market and promoting our products during the nine months ended September 30, 2017, which such expense was not incurred in the nine months ended September 30, 2016. The increase was partially offset by the decrease of shipping expenses that we incurred during the nine months ended September 30, 2017, which is consistent with our decrease in sales.

General and administrative expenses decreased by $33,878 from $1,005,413 in the nine months ended September 30, 2016 to $971,371 in the nine months ended September 30, 2017. General and administrative expenses declined mainly due to decreases in rental expense, insurance expense, computer and internet expense, bad debt expenses, and travel expense, which were partially offset by the increase in professional expenses during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. We downsized our headquarters operating space in October 2016, and as a result, our rental and insurance expenses decreased during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. We were also actively reduced travel expenses and computer and internet expenses during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease is also partially attributable to the bad debt expenses of approximately $18,000 incurred during the nine months ended September 30, 2016 with no such bad debt expenses during the nine months ended September 30, 2017. In addition, during the nine months ended September 30, 2017, we incurred more professional expenses from our attorneys, auditors and consultants as we completed our outstanding periodic filings with the SEC to become current as of May 2017. As a result, our professional expenses increased during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Other expense increased by $389,604 from $37,165 in the nine months ended September 30, 2016 to $426,769 in the nine months ended September 30, 2017 mainly due to the change in fair value of the Warrant Rescission Liability – Type B Warrants during the nine months ended September 30, 2017, as compared to the same period in 2016. No such change occurred in the fair value during the nine months ended September 30, 2016.

Net loss from continuing operations increased by $271,640 from $731,259 in the nine months ended September 30, 2016 to $1,002,899 in the nine months ended September 30, 2017 mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $3,098, compared to a cash balance of $2,054 at December 31, 2016.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the reduced liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need additional capital, our principal shareholder and Chief Executive Officer may lend money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

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

For the nine months ended September 30, 2017, cash used in operating activities amounted to approximately $432,000 as compared to approximately $539,000 used in operating activities in the nine months ended September 30, 2016. Cash used in operating activities for the nine months ended September 30, 2017 mainly includes approximately $1,003,000 net loss, the increase of approximately $39,000 in prepayments as we have prepaid for inventory purchases that are currently in production to meet our anticipated future sales orders and prepaid service retainers to our professional service providers, which include attorneys, auditors and consultants to continue servicing us as a publicly traded company. This amount is partially offset by the decrease of accounts receivable of approximately $78,000 as we have fully collected our prior balances on credit, the increase of approximately $19,000 of accounts payable and accrued expenses as we are currently behind on payments for various operating expenses, as well as the increase of deferred revenue of approximately $121,000 that we are expected to ship the products to the customers as soon as our orders of inventory are received from our vendors.

For the nine months ended September 30, 2017, financing activities provided approximately $433,000 as compared to approximately $533,000 during the nine months ended September 30, 2016. Net cash received in the nine months ended September 30, 2017 of approximately $99,000 was from the sale and issuance of our common stocks through a private placement, approximately $35,000 was a loan from our principal shareholder and Chief Executive and Financial Officer, and approximately $472,000 was loans from unaffiliated third parties. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $173,000, of which approximately $106,000 was paid to our principal shareholder and Chief Executive and Financial Officer, approximately $15,000 was paid to related parties, and approximately $42,000 was paid to the unaffiliated third parties.

The material terms of the loans from our principal shareholder and Chief Executive and Financial Officer, our related parties and certain unaffiliated third parties are set forth below.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, CEO and CFO of the Company, pledged certain of his personal assets and obtained a personal loan from which he funded the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, Mr. Wang advances to the Company totaled $471,603. As of September 30, 2017 and December 31, 2016, the balance on the principal of the loan due to Mr. Wang, interest bearing, amounted to $471,603. The full principal balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended September 30, 2017 and 2016 for the above loan amounted to $12,488 and $12,487, respectively.

Interest expense for the nine months ended September 30, 2017 and 2016 for the above loan amounted to $37,463 and $33,300, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, CEO and CFO of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from shareholder at the time of the transaction. During the nine months ended September 30, 2017 and 2016, advances to the Company totaled $34,937 and $161,889, respectively, and payments to Mr. Wang totaled $106,380 and $189,934, respectively. As of September 30, 2017 and December 31, 2016, the balance due to shareholder, non-interest bearing, amounted to $2,875,727 and $2,947,170, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the years ended December 31, 2016 and 2015, the Company borrowed $30,000 and $40,000 from a related party to fund operations, respectively. This related party is the son of the Company’s CEO and CFO. These advances have an annual interest rate of 10% for the year ended December 31, 2016 and incurred a one-time $5,000 finance charge for the year ended December 31, 2015, are unsecured and are due on demand. Repayment to this related party amounted to $0 and $40,000 for the nine months ended September 30, 2017 and 2016, respectively. As of each of September 30, 2017 and December 31, 2016, the Company owed $30,000 to this related party.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expense for the three months ended September 30, 2017 and 2016 for the above loans amounted to $756 and $911, respectively.

Interest expense for the nine months ended September 30, 2017 and 2016 for the above loans amounted to $2,244 and $980, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the CEO and CFO’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. During the nine months ended September 30, 2017, payments to related parties totaled $15,000. As of September 30, 2017 and December 31, 2016, the Company owed $518,839 and $533,839, respectively, to these related parties.

Following the resignation of one of the Company’s board members in January 2017, the Company reclassified the former board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Due to employees

The Company borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of each of September 30, 2017 and December 31, 2016, the Company owed $95,000 to an employee.

Due to third parties, interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the CEO and CFO’s friends and the spouse of the Company’s former board member. These advances have an annual interest rate of 6%, are unsecured and are due on demand. As of September 30, 2017 and December 31, 2016, the Company owed an aggregate amount of $109,030 to these third parties.

Following the resignation of one of the Company’s board members in January 2017, the Company reclassified the outstanding loan balance of $20,000 from the spouse of the board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expenses for the three months ended September 30, 2017 and 2016 for the above loans amounted to $1,649 and $1,404, respectively.

Interest expenses for the nine months ended September 30, 2017 and 2016 for the above loans amounted to $4,684 and $1,722, respectively.

Due to third parties, non-interest bearing

The Company borrowed money from third parties to fund operations. These third parties consist of the CEO and CFO’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. As of September 30, 2017 and December 31, 2016, the Company owed $756,175 and $326,292 to these third parties, respectively.

Following the resignation of one of the Company’s board members in January 2017, the Company reclassified the Company’s board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2017, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

1. Lack of Accounting and Finance Expertise on U.S. GAAP – Our current number of accounting staff is relatively small, and we do not have the infrastructure to meet the higher demands of being publicly reporting company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP.

In an effort to remedy this material weakness, we will search and hire for an individual possesses the requisite U.S. GAAP experience.

Changes in Internal Controls over Financial Reporting

Except as disclosed above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Jinhua Wang (the “Purchaser”), an unrelated third party, pursuant to which the Company sold to the Purchaser in a private placement 110,045 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per Share for an aggregate offering price of $99,400 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	November 1, 2017	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer, Principal Financial and	November 1, 2017
Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

