Form 10-K
period 2017-12-31
Merion, Inc.
filed 2018-03-20
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-173681

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of June 30, 2017 cannot be calculated as there was no trading in the Registrant's Common Stock on or around such date.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 170,727,443 shares as of March 16, 2018.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make, may include or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Merion, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Merion”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

PART I

Item 1. Description of Business

Introduction

Our Company is a provider of health and nutritional supplements and personal care products. Currently, we mainly sell our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors through phone and electronic communication. Our major customers are located in the Asian market, predominantly in the People’s Republic of China.

Company History

Merion, Inc., a Nevada corporation, was formed on February 4, 2011. Its predecessor, E-World USA Holding, Inc., was a California company incorporated in 2007 (“E-World CA”). In April 2011, E-World CA entered into a merger agreement with its wholly-owned subsidiary with the same name, E-World USA Holding, Inc., a Nevada corporation (“E-World NV”), that was the survivor of the merger and became the Company. Under the Merger Agreement, the Company issued 90,000,000 shares of its common stock on a one-for-one basis for each share of E-World CA’s common stock issued and outstanding at the date of the merger. In addition, the Company issued its Type A Warrants and Type B Warrants in exchange for comparable warrants issued and outstanding of E-World CA at the date of the merger. On June 27, 2017, the Company filed an amendment to its Articles of Incorporation with the Secretary of State for the State of Nevada to change its name effective immediately, from E-World NV, to Merion, Inc.

Products

In June 2014, we suspended our personal network marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the Internet through our websites, www.dailynu.com and www.merionus.com. As of the date of filing of this Report, we continue to market our six individual nutritional supplement products and seven skin-care and beauty products on these websites. In addition, we currently have six new individual nutritional supplement products that we only sell to wholesale distributors and one new skin-care and beauty products that we sell through our websites. We also sell similar products of third parties on our websites.

Company Products

Our nutritional supplement products are made according to a micro molecular nutrition formula. To achieve the maximum effect of products, micro molecular health foods were designed to be absorbed by cells directly with minimum chemical conversion which we believe promotes faster absorption. We believe our company is one of only a few companies in the market which are using a micro molecular nutrition formula.

In November and December 2016, our Dibeier Granules & Oral products successfully passed inspection by the Shenzhen Academy of Metrology & Quality Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). A copy of these two inspection reports is filed as exhibits to the Company’s Form 10-K for 2015 filed on February 7, 2017. As a result, we believe that our Dibeier Granules & Oral products (“Dibeier Products”) will be able to be directly exported to the China market and sold at nutritional supplement stores in China as food, rather than only through our website. However, no assurance can be given that such exports will eventually occur. We are currently in the process of negotiating with two companies in China to import our Dibeier Products to be sold over-the-counter in retail locations such as nutritional product stores. No assurances can be given that such sales contracts can be secured that would allow us to start exporting our Dibeier Products to Chinese customers.

In June and July 2017, we introduced three new nutritional supplement products: Hepaticia, Auxia, and Capsule of Beauty. In October 2017, we introduced two nutritional supplement products: AntiGrey and Cell Vitality. Hepacticia is a nutritional supplement product that may support liver health. Auxia is a nutritional supplement that may support kidney health. Capsule of Beauty is a nutritional supplement that may prevent wrinkles and support nail health. AntiGrey is a nutritional supplement that may prevent grey hair. Cell Vitality is a nutritional supplement that may support eye health.

In January 2018, we introduced a new skin-care and beauty product, Noir Naturel, a gentle formula for grey coverage from the first application into hair.

The nutritional supplements do not have patent protection for the formulas. Nutritional products constituted 100% and 96% of total sales for the years ended December 31, 2017 and 2016, respectively.

Our skin-care products were developed, and formulas are owned, by another company from which we purchased the rebranding right. These products focus on restoring epidermal calcium. The products are intended to provide a positive epidermal environment for the homeostasis and regeneration of a person’s own skin barrier. The products were first introduced in 2010 and constituted 0% and 4% of the 2017 and 2016 annual sales, respectively.

Other Products

We sell other health and nutrition products manufactured by third parties that are already being sold by third-party vendors. Merion has obtained permission from the third-party vendors to resell the products on our www.dailynu.com website on a purchase order basis.

Sales breakdown

	2017	2016

Nutritional products	100%	96%

Skin-care and beauty products	0%	4%

Currently, the Company does not have plans to expand its business beyond the nutritional products and skin-care and beauty sectors, although the Company is now selling products of third-party vendors. We did not make any sales of third-party vendor products during the years ended December 31, 2017 and 2016.

Other Products

Products of third-party vendors are sold at retail prices similar to those for which the products are being sold by other merchants.

Return and Refund Policy for Our Products

Merion guarantees the quality of its products, and will exchange any product found to be defective. Additionally, customers can apply for a 90% refund of the original amount of purchased products within 60 days of purchase. When products are returned, they must be unopened and resalable. All shipping fees for product exchanges or returns must be fully paid by customers. Merion will not be responsible for any shipping costs. All of the returned products must not be damaged and must be within the valid shelf-life period specified on the product label. Products not manufactured by Merion have a 60 day return period for exchange only, without the 90% refund policy for the products. In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs.

Marketing: The Affiliate Marketing Program (“AMP”)

A description of how the AMP operates is as follows:

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

For the year ended December 31, 2017, no commission rebates were awarded to the Affiliate Members under AMP. For the year ended December 31, 2016, $58,400 of commission rebates were awarded to the Affiliate Members under AMP.

Sourcing and Production

Our Products

During the period ended December 31, 2017, we acquired our ingredients from the suppliers and contracted for production of our proprietary products from manufacturers that we believe are reliable, reputable and deliver high quality materials, products and services. In 2017, three suppliers accounted for approximately 94.0% of our purchases: SUSS Technology Corp. (29.3%), Oxyultra Inc. (25.1%), and McGoGene, LLC (39.6%). In 2016, three suppliers accounted for approximately 96.6% of our purchases: SUSS Technology Corp. (17.5%), Prime Nutrisource (34.9%) and Oxymune America (44.2%). The loss of one or more suppliers could result in a potential loss of our sales and revenues if we cannot find a substitute.

The Company does not have a written or contractual agreement with our other suppliers or manufacturers. Our product ingredient sourcing and other manufacturing requirements are conducted on a purchase-order basis. If one or more of our current suppliers stopped selling us ingredients and/or if one or more of our current manufacturers stopped manufacturing our products, we would be forced to find other suppliers and manufacturers. The time needed to find other suppliers or manufacturers could outlast the inventory on hand and result in loss of sales.

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

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”). The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. Having purchased these assets from the Seller, we intend to manufacture some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplements manufacturing standards, including FDA and GMP compliance and cGMP regulations. In addition to manufacturing the nutritional supplements that we sell, we also anticipate starting production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplement export, softgel capsules and healthy food from these assets for any potential new customers who need this product.

Our skin-care and beauty products are developed by a company which owns the intellectual property for those products. We purchased the rebranding right from them to sell these products under our names. Currently we only have one supplier for our skin-care products, and the specific product is solely owned by this supplier. If the supplier were to discontinue this product, we would need to find a substitute supplier for a similar product. We have not identified any substitute supplier or substitute product. Our skin-care and beauty products are produced by our supplier, and we are unable to obtain the intellectual property rights to produce such products.

For nutritional products, we purchase our ingredients from third parties and contract with a third-party manufacturer for further processing the material into final products to be sold. We did not own a manufacturing plant for processing of our products prior January 1, 2018. We only provided self-developed formulas to be manufactured. Our company is able to obtain the ingredients necessary for production of our nutritional supplements.

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

In addition, we maintain a good relationship with our wholesale distributors in China and do not anticipate that any of our wholesale distributors will terminate our relationship in the near term. In 2017, two customers accounted for approximately 51.2% of our sales: Nanyu Zhu (36.4%) and Meiwen Yu (14.8%). In 2016, one customer accounted for approximately 52.6% of our sales: Nanyu Zhu (52.6%). The loss of one or more customers could result in a potential loss of our sales and a negative effect on our operations if we cannot find one or more substitutes.

Other Products

We currently acquire other products we sell from third-party vendors on a wholesale basis and then resell them on our website. We acquire most of these products on a purchase order basis. A small amount of products are purchased and stored in our warehouse. No sales and less than 1% of our sales in 2017 and 2016, respectively, came from these products.

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

Marketing Plan

The Company promotes its products through its websites and newspaper advertisements. During the early stages of website implementation, the Company offered coupon codes for certain products to generate sales and website traffic, but has since discontinued this practice.

The majority of the Company’s sales were generated from China for the years ended December 31, 2017 and 2016.

Since June 2014, we mainly sold our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors. In March 2016, we launched an Affiliate Marketing Program. See Marketing: The Affiliate Marketing Program in the aforementioned section above for more information.

In addition, we believe that consumers have become more confident in ordering products like ours, over the Internet. However, the nutritional supplement and skin care product e-business markets have been, and continue to be, increasingly competitive, and are rapidly evolving.

The Company hopes to export its Dibeier Products into China to be sold over-the-counter in retail locations such as nutritional product stores, rather than only through our website. The Company is currently in the process of negotiating with two companies in China to import our Dibeier Products to be sold in such locations. Once one or more sales contracts are secured, the export of Dibeier products will begin, but no assurance can be given that the export of such products will occur in the future.

Share Distribution Plan

On March 31, 2017, our board of directors approved the following plans:

1)	The Company would grant up to thirty million shares of common stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. In connection with this transaction, Mr. Wang would voluntarily relinquish up to thirty million shares of common stock owned by him to the Company’s Treasury, and thereafter the Company would issue to persons not citizens or residents of the U.S. an equal number of shares pursuant to Regulation S under the Securities Act of 1933. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions would need to be included on the securities.

On July 15, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (1) as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients. 1,500,000 shares were transferred by Mr. Wang to these individuals at no cost to them on February 14, 2018.

2)	To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company when the Company faced financial hardship, the Company would grant up to five million shares of common stock to these individuals upon approval by the Board of Directors, and the Company would complete the stock transfer. In connection with this transaction, Mr. Wang would voluntarily relinquish up to five million shares of common stock owned by him to the Company’s Treasury. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within the U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws.

On July 28, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (2) as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients. 4,181,592 shares were transferred by Mr. Wang to these individuals at no cost to them on February 14, 2018.

3)	The Company will grant up to twenty million shares (from authorized but unissued shares of its common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan will be implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933. No shares have been issued under this plan as of the date of this report.

Intellectual Property

We have no registered or patents in the United States. We have common law ownership rights under U.S. law and business/trade secrets for the formulations for six of our twelve Nutritional Supplements except O2 Cell Power, Hapaticia, Antigrey, Auxia, Capsule of Beauty and Cell Vitality. We do not have any intellectual property rights for the formulations of all of our eight skin-care and beauty products.

The formulation of the O2 Cell Power product is owned by Oxygen America, Inc., which manufactures this product and packages it with Company designed packaging under an oral agreement with us. The formulation of Hapaticia, Antigrey, Auxia, Capsule of Beauty and Cell Vitality is owned by McGoGene, LLC, which manufactures these products and packages them with Company designed packaging under an oral agreement with us. Seven of our eight skin-care and beauty products, excluding Noir Naturel, have formulation patents owned by our supplier of these products, Genepharm Inc., which manufactures these products and packages them with Company designed packaging under an oral agreement with us. The formulation of Noir Naturel is owned by McGoGene, LLC, which manufactures this product and packages it with Company designed packaging under an oral agreement with us. We are authorized by these suppliers under oral agreements to sell these products worldwide under our brand name without infringing any rights of Genepharm, Oxygen America, Inc., or McGoGene, LLC.

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

Research and Development

As of January 2018, we are internally developing an online platform called “E-Hospital”. E-Hospital provides the latest and the most advanced US health care information and products, including legally exported nutrition supplements and newly-released medication for local hospitals and other medical institutes in China through the internet. We are in the process of contacting doctors who will be partnering with our E-Hospital platform to provide periodical video consultation and overseas medical lectures to promote the exchange of medical information and developments. The collaboration of E-hospital with overseas local hospitals will strengthen the recognition, popularity and reputation of overseas local hospitals, as well as expanding the market share and increasing the competitiveness of these hospitals.

The E-Hospital Services will provide the following benefits:

•	High quality remote treatment anywhere, to suit individual lifestyles;
•	Medication delivered directly to patients;
•	Access to the latest US medical treatments;
•	An internet forum for communication and sharing between doctors and doctors, doctors and patients, or patient to patient; and
•	Access to safe and high quality nutritional supplements, which are becoming increasingly difficult to obtain in polluted countries such as China.

The E-Hospital Services will also include the following:

•	Access to effective advanced medication, therapeutic nutritional supplements and health products;
•	Access to cutting-edge medical health knowledge;
•	Prescriptions, legally issued by all E-Hospital affiliated doctors;
•	Featured services and new medications promoted by our local hospital partners;
•	Live video consultations with U.S. doctors;
•	Medical lectures; and
•	Product shipping and customer service.

As we are currently developing the E-hospital platform, we do not have an estimate for when we will ready to launch the platform. There can be no assurance that we will be able to successfully to launch the platform.

Research and development expenses for the years ended December 31, 2017 and 2016 were $1,310 and $0, respectively.

Government Regulation

Given uncertainties relating to our compliance with personal network marketing laws in foreign jurisdictions, the Company discontinued sales through the network marketing model in 2014, and began selling directly to end-user customers from our new website.

We believe we are no longer subject to personal network marketing regulations. Nonetheless, we are still subject to federal, state, local and foreign regulations. Various governmental agencies have an impact on our business, including but not limited to the U.S. Food and Drug Administration. The regulations cover product ingredients, manufacturing, distribution, marketing, sales, compensation and taxation, to name a few. All of our products have certificates of free issued by the FDA Center for Food Safety and Applied Nutrition. If the Company were to fail to meet standards set by these regulations, then the Company could be prohibited from selling its products.

The Company plans to export its Dibeier Products into China to be sold over-the-counter in retail locations such as nutritional product stores, rather than only through our websites. Under China law, to import these products into China, the Company must provide the Inspection Report from the Provincial Quality Supervision and Inspection Institution. In November and December 2016, our Dibeier Granules & Oral products successfully passed inspection by the Shenzhen Academy of Metrology & Quality Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). The Company also obtained the Product Chinese Name registration from local SAIC and the trademark registration in September 2016 from the Trademark Office of State Administration for Industry & Commerce of China (“SAIC”). The Company currently has no binding contracts or agreements with any person or entity in China to purchase and import the Dibeier Products. The Company is currently reviewing U.S. and Chinese import/export regulations regarding the sale of Dibeier Products and will not commence the export and sale of Dibeier Products until it believes that it is fully in compliance with these regulations.

Employees

We have the following employees:

•	Full time: 10
•	Operations – 4
•	Administrative – 2
•	Management – 3
•	Sales – 1

We have no collective bargaining agreement with our employees. We consider our relationships with our employees to be excellent.

Item 1A. Risk Factors.

The Company operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in this Annual Report on Form 10-K actually occur, our business, operating results and financial position could be adversely affected.

We have had a history of losses.

For the period ended December 31, 2017, we have accumulated losses of approximately $19.1 million. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. Our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. With the cash as of December 31, 2017, management has concluded under generally accepted accounting principles that there is substantial doubt about our ability to continue as a going concern for the next twelve months from the date of this filing. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations our shareholders will likely suffer a complete loss of their investments in our securities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analysts who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The market price of our common stock may be highly volatile.

The market for our common stock will likely be characterized by significant price volatility when compared to more established issuers and we expect that it will continue to be so for the foreseeable future. The market price of our common stock is likely to be volatile for a number of reasons. First, our common stock is likely to be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of common stock by our stockholders may disproportionately influence the price of the common stock in either direction. The price of the common stock could, for example, decline precipitously if even a relatively small number of shares are sold on the market without commensurate demand, as compared to a market for shares of an established issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of an established issuer. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time or as to what effect the sale of common stock or the availability of common stock for sale at any time will have on the prevailing market price.

Because the principal trading markets for our shares is the OTC Market, the corporate governance rules of the major U.S. stock exchanges do not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.

Our governance practices need not comply with certain New York Stock Exchange and NASDAQ corporate governance standards, including:

•	the requirements that a majority of our board of directors consists of independent directors;

•	the requirement that we have an audit committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

There can be no assurance that we will voluntarily comply with any of the foregoing requirements. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

The requirements of being a public company may strain our resources, divert management’s attention and require us to disclose information that is helpful to competitors, make us more vulnerable to litigation and make it more difficult to attract and retain qualified personnel.

As a public company, we are subject to the reporting requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Compliance with these rules and regulations requires significant legal and financial compliance costs and makes some activities difficult, time-consuming or costly.

Our future growth and stability depends, in part, on our ability to diversify our sales. Our efforts to establish new sales from existing customers and new customers could require significant initial investments, which may or may not result in higher sales and improved financial results.

Our business strategy depends in large part on our ability to develop new product sales from current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, regulatory compliance, product registrations, package design, product testing, pilot production runs, and the build-up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time we generate net sales from new products or customers, and it is possible that we may not generate material revenue from new products or customers after incurring such expenditures. If we incur significant expenses and investments in creating and purchase inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and China and in any country where we conduct business. There can be no assurance that we or our independent distributors will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenues.

We are currently dependent on a limited number of independent suppliers and manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease.

We currently rely entirely on a limited number of third parties to supply and manufacture our products. Our products are manufactured on a purchase order basis only and manufacturers can terminate their relationships with us at will. These third party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our distributors and customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all our third party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers we may not be able to duplicate the exact profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our business caused by difficulties in obtaining supplies.

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to achieve and maintain profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of health and nutritional supplements and personal care products similar to ours, including retail, online and mail order providers. Many of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products, ingredients, or those of similar companies, could adversely affect our sales and revenue.

Our customers’ perception of the safety and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects, will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenues.

The efficiency of nutritional supplement products is supported by limited conclusive clinical studies, which could result in less market acceptance of these products and lower revenues or lower growth rates in revenues.

Our nutritional supplement products are made from various ingredients including vitamins, minerals, amino acids, herbs, botanicals, fruits, berries and other substances for which there is a long history of human consumption. However, there is little long-term experience with human consumption of certain product ingredients or combinations of ingredients in concentrated form. Although we believe all of our products fall within the generally known safe limits for daily doses of each ingredient contained within them, nutrition science is imperfect. Moreover, some people have peculiar sensitivities or reactions to nutrients commonly found in foods, and may have similar sensitivities or reactions to nutrients contained in our products. Furthermore, nutritional science is subject to change based on new research. New scientific evidence may disprove the efficacy of our products or prove our products to have effects not previously known. We could be adversely affected by studies that may assert that our products are ineffective or harmful to consumers, or if adverse effects are associated with a competitor’s similar products.

Our products may not meet health and safety standards or could become contaminated.

We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

We could be exposed to product liability claims or other litigation, which may be costly and could materially adversely affect our operations.

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. Additionally, the manufacture and sale of our products involves the risk of injury to consumers from tampering by unauthorized third parties or product contamination. We could be exposed to future product liability claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances. Even if we were to prevail in any such claims, the cost of litigation and settlement could be significant. We do not maintain product liability insurance, and could experience significant losses from any litigation relating to our products.

A severe and prolonged downturn in the Chinese or global economy or disruptions in the financial markets may adversely impact our business and results of operations and may limit our access to additional financing.

The nutritional supplement and personal care industry can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. A prolonged slowdown in the Chinese or global economy could erode consumer confidence which could result in changes to consumer spending patterns, which could be harmful to our financial position and results of operations.

In addition, if the capital and credit markets experience volatility and the availability of funds remains limited, we will incur increased costs associated with equity and/or debt financing. It is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. In addition, fluctuations in interest rates could impact our floating rate debt negatively and increase our debt obligations.

Loss of key personnel could impair our ability to operate.

Our success depends on hiring, retaining and integrating senior management and skilled employees. We are currently dependent on certain current key employees, including Mr. Ding Hua Wang, our Chief Executive Officer, Chief Financial Officer, and director, who is vital to our ability to grow our business and achieve profitability. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business.

Ding Hua Wang has control over key decision making as a result of his control of a majority of our voting stock.

Ding Hua Wang, a member of the Board of Directors and our Chief Executive and Financial Officer, beneficially owns 104,834,962 shares, or 61.9%, of our outstanding common stock. Mr. Wang will be able to exercise voting rights with respect to these shares of common stock, and has the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock. As a board member and officer, Mr. Wang owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, even a controlling shareholder, Mr. Wang is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders.

Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We rely primarily on trade secrets and other contractual restrictions to protect our intellectual property. We have not registered or applied for protections for most of our intellectual property or proprietary technologies relating to the formulations of nutritional supplements that we produce. To protect our proprietary technology and processes, we also rely in part on nondisclosure agreements with our employees, licensing partners, third-party producers, consultants, agents and other organizations to which we disclose our proprietary information. The actions we have taken to protect our intellectual property rights may not be adequate to provide us with meaningful protection or commercial advantage. As a result, third parties may use the intellectual property or proprietary technologies that we have developed and compete with us, which could have a material adverse effect on our business, financial condition and operating results.

PRC intellectual property-related laws and their implementation are still under development. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or many other countries. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation in a timely manner or at all. Furthermore, any such litigation may be costly and may divert management attention away from our business and cause us to expend significant resources. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse impact on our business, financial condition and results of operations.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.

Our success largely depends on our ability to use and develop our know-how and product formulations without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of infringement or violation of other intellectual property rights of third parties. The holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us or may otherwise make it difficult for us to acquire a license on commercially acceptable terms.

There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of raw materials used in our products, our third-party producers, or by companies with which we work in cooperative research and development activities. Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in China or other countries. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time-consuming, and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceeding to which we may become a party could cause us to:

•	pay damage awards;

•	seek licenses from third parties, which may not be available on reasonable terms or at all;

•	pay additional ongoing royalties, which could decrease our profit margins;

•	redesign our products, which may be costly, if possible at all; or

•	be restricted by injunctions.

These factors could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We generate most of our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement and regulation;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher rate of inflation;

•	the higher level of control over foreign exchange; and

•	government control over the allocation of many resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise substantial control over virtually every sector of the PRC economy through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. Our ability to operate in China may be harmed by changes in PRC laws and regulations, including those relating to how we conduct our business, taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant adverse effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in PRC properties or joint ventures.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our sales in the PRC are subject to certain PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.

Inflation in China and measures to contain inflation could negatively affect our operations and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in our costs, our business may be materially and adversely affected. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If imposed in the future, such austerity measures or other measures could lead to a slowing of economic growth. A slowdown in the PRC economy could also materially and adversely affect our business and prospects.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property

We rent the following properties:

California offices and warehouses

•	Address/Size: 9550 Flair Dr., #302, El Monte, CA 91731 9550 Flair Dr., #306, El Monte, CA 91731

•	Term of Lease: #302 & 306 – From March 2015 through October 2018, month to month thereafter.

•	Monthly Rental: #302 & 306– $3,000 from March 2015 to March 2017 and $3,100 from April 2017 to October 2018.

Nevada manufacturing facility

•	Address/Size: 1883 Whitney Mesa Drive, Henderson, NV 89014

•	Term of Lease: Month to month with 2 months’ advance notice for termination.

•	Monthly Rental: $3,500

We believe our current facilities, including warehousing facilities, are fully suitable and adequate for our business.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property. We have no policy with respect to investments in real estate or interests in real estate, and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material legal proceedings, and to our knowledge none is threatened. There can be no assurance that future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is qualified for quotation on the OTC Pink Open Market under the symbol “EWLU.”

There were no trades in our Common Stock prior to August 9, 2017, as we were not current in our SEC filings. On August 9, 2017, we resumed trading on the OTC Pink Open Market. The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by OTC Pink Open Market for the periods indicated.

Year	Quarter Ending	High	Low
2017	December 31	$0.60	$0.20
2017	September 30	$0.80	$0.05
2017	June 30	$-	$-
2017	March 31	$-	$-
2016	December 31	$-	$-
2016	September 30	$-	$-
2016	June 30	$-	$-
2016	March 31	$-	$-

Holders of Common Stock

As of March 16, 2018, there were 5,195 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

The following list sets forth information regarding unregistered securities sold or issued by us in the year ended December 31, 2017 that have not been previously disclosed. In each of the transactions described below the recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

•	On March 13, 2018, the Company entered into a supplement agreement to the Service Agreement on New Product Press Release Conference in Hong Kong Agreement with Xiuhua Jiang, an unrelated third party, pursuant to which the Company will issue 145,556 shares of the Company’s common stock to Ms. Jiang, par value $0.001 per share, to pay for the expenses of the conference in the amount of $131,000. The shares issuance will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Item 6. Selected Consolidated Financial Data

Not applicable.

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

Overview

Our Company is a provider of health and nutritional supplements and personal care products. Currently, we are mainly selling our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors through phone and electronic communication. Our major customers are located in the Asian market, predominantly in the People’s Republic of China.

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices, and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the Internet through our websites, www.dailynu.com and www.merionus.com. During 2017, we introduced five nutritional supplement products. As of the date of filing of this Report, we continue to market our six individual nutritional supplement products and seven skin-care and beauty products on these websites. In addition, we currently have six individual nutritional supplement products and one skin-care and beauty products that we only sell to wholesale distributors. We also sell similar products of third parties on our websites.

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”). The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. Having purchased these assets from the Seller, we intend to manufacture some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplements manufacturing standards, including FDA and GMP compliance and cGMP regulations. In addition to manufacturing the nutritional supplement that we sell, we also anticipate starting production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplement export, softgel capsules and healthy foods from these assets for any potential new customers who need such products.

Principal Factors Affecting Our Financial Performance

We believe consumers have become more confident in ordering products like ours over the Internet. However, the nutritional supplement and skin care products e-business markets have been, and continue to be, increasingly competitive and are rapidly evolving due to the reasons discussed below.

Barriers to entry are minimal in the nutritional supplement and skin care businesses, and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in technology, and increased access to that technology, is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise brands to consumers in Asia. There can be no assurance that we will maintain or increase our competitive position or that we will continue to provide only American-made merchandise.

Our products are sensitive to business and personal discretionary spending levels, and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of volatility, and the future economic environment, while improving, continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues, profits and results of operations.

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

	For the years ended December 31,
				Percentage
	2017	2016	Change	Change
Total sales	$760,172	$910,766	$(150,594)	(16.5%)
Total cost of sales	156,874	274,832	(117,958)	(42.9%)
Gross profit	603,298	635,934	(32,636)	(5.1%)
Operating expenses
Selling	82,091	89,220	(7,129)	(8.0%)
General and administrative	1,235,376	1,223,497	11,879	1.0%
Total operating expenses	1,317,467	1,312,717	4,750	0.4%
Loss from operations	(714,169)	(676,783)	(37,386)	5.5%
Other income (expense), net	(320,613)	(59,372)	(261,241)	440.0%
Provision for income taxes	800	800	-	-%
Net loss	$(1,035,582)	$(736,955)	$(298,627)	40.5%

Total sales decreased by $150,594, or 16.5%, from $910,766 in the year ended December 31, 2016 to $760,172 in the year ended December 31, 2017. The decrease of sales was mainly due to the decrease of sales of our nutritional supplement products, Dibeier Granules & Oral, which were introduced in March 2016 and experienced strong initial sales during the same period last year. The decrease of sales was also attributable to the decrease in sales of our clearance products, such as Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power, that we were no longer promoting in 2017, and which decrease was partially offset by the increase in sales of five new products, Auxia, Capsule of Beauty, Hepaticia, AnitGrey and Cell Vitality, which we first introduced in 2017. During the year ended December 31, 2017, the market for the Dibeier Granules & Oral products started to become saturated. As a result, our sales for the year ended December 31, 2017 are lower than the year ended December 31, 2016.

The cost of sales decreased by $117,958, or 42.9%, from $274,832 in the year ended December 31, 2016 to $156,874 in the year ended December 31, 2017. The decrease in cost of sales was mainly due to the decreased cost of sales of our clearance products, such as Longevity, US-Liver Gold, Cell Power, OPC spa, Heart Power and O2 Cell Power, which accounted for approximately 32% of our total cost of sales for the year ended December 31, 2016, as compared to approximately 6% of our total cost of sales for the year ended December 31, 2017. Excluding the cost of sales of these clearance products, the decrease of our cost of sales of our Dibeier Granules & Oral products was consistent with the decrease in sales of these products offset by the increase of the cost of sales of our Auxia, Capsule of Beauty, Hepaticia, AnitGrey and Cell Vitality products.

During the year ended December 31, 2016, we sold a significant amount of our clearance products that were close to their respective expiration dates at a steep discount price, which reduced our overall gross profit percentage during the period, while our Dibeier Granules & Oral products, Auxia, Capsule of Beauty, Hepaticia, AnitGrey and Cell Vitality products generally had a higher profit margin during the year ended December 31, 2017. As a result, our gross margin percentage increased from approximately 70% in the year ended December 31, 2016 to approximately 79% in the year ended December 31, 2017.

Selling expenses decreased from $89,220 in the year ended December 31, 2016 to $82,091 in the year ended December 31, 2017. The decrease of $7,129, or 8%, was mainly due to the increase of approximately $25,000 of marketing expenses, due to a one-time marketing development expense that we incurred for an agent to assist us in developing our PRC market and promoting our products during the year ended December 31, 2017, which such expenses was not incurred in the year ended December 31, 2016. The increase was offset by the decrease of approximately $11,000 of advertising and promotion expense, and the decrease of approximately $21,000 of shipping expenses that we incurred, which consistent with our decrease in sales during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

General and administrative expenses increased by $11,879 from $1,223,497 in the year ended December 31, 2016 to $1,235,376 in the year ended December 31, 2017. General and administrative expenses increased mainly due to the increase in payroll expenses and professional expenses, which were partially offset by the decrease in rental and insurance expenses during the year ended December 31, 2017 as compared to the year ended December 31, 2016. During the third quarter of 2017, in preparation for an expansion of our operations, we hired additional employees to meet our anticipated future demands. As a result, our payroll expenses increased during the year ended December 31, 2017 as compared to 2016. In addition, we incurred more professional expenses from our attorneys, auditors and consultants as we completed our outstanding periodic filings with the SEC to become current as of May 2017. As a result, our professional expenses increased during the year ended December 31, 2017 as compared to 2016. We downsized our headquarters operating space in October 2016 by restructuring our lease and not leasing any space that we were not utilizing, and as a result, our rental and insurance expenses decreased during the year ended December 31, 2017 as compared to 2016.

Other expenses increased by $261,241 from $59,372 in the year ended December 31, 2016 to $320,613 in the year ended December 31, 2017, mainly due to the increase in fair value of our Warrant Rescission Liability – Type B warrants during the year ended December 31, 2017 as compared to the year ended December 31, 2016. No such change occurred in the fair value during the same period in 2016.

Net loss from operations increased by $298,627 from $736,955 in the year ended December 31, 2016 to $1,035,582 in the year ended December 31, 2017 mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of December 31, 2017, we had a cash balance of $5,038, compared to a cash balance of $2,054 at December 31, 2016.

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

For the year ended December 31, 2017, cash used in operating activities amounted to approximately $669,000 as compared to approximately $577,000 used in operating activities in the year ended December 31, 2016. Cash used in operating activities for the year ended December 31, 2017 mainly includes approximately $1,036,000 net loss. This amount is partially offset by the decrease of accounts receivable of approximately $27,000 as less credit sales were extended during the year, the increase of approximately $36,000 of accounts payable and accrued expenses as we are currently behind on payments for various operating expenses, the increase of deferred revenue of approximately $21,000 due to expectations that we will ship our new product, Noir Naturel, to the customers as soon as our orders of inventory are received from our vendors, as well was non-cash expense of approximately $248,000 in change of fair value of rescission liability and approximately $32,000 in depreciation expense.

For the year ended December 31, 2017, financing activities provided approximately $672,000 as compared to approximately $571,000 during the year ended December 31, 2016. Net cash received in the year ended December 31, 2017 of approximately $453,000 was from the sale and issuance of our common stock through several private placements, approximately $65,000 was a loan from our principal shareholder and Chief Executive and Financial Officer, and approximately $492,000 was loans from unaffiliated third parties. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $338,000, of which approximately $222,000 was paid to our principal shareholder and Chief Executive and Financial Officer, approximately $15,000 was paid to other related parties, approximately $89,000 was paid to the unaffiliated third parties, and approximately $13,000 was paid on our bank loan.

The material terms of the loans from our principal shareholder and Chief Executive and Financial Officer, our related parties and certain unaffiliated third parties are set forth below.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he funded the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, advances totaled $471,603, and no advances were made during the year ended December 31, 2017. As of December 31, 2017 and 2016, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the years ended December 31, 2017 and 2016 for the above loan amounted to $49,950 and $45,788, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the years ended December 31, 2017 and 2016, advances totaled $65,402 and $174,093, respectively, and payments to Mr. Wang totaled $221,626 and $437,759, respectively. As of December 31, 2017 and 2016, the balance due to Mr. Wang, non-interest bearing, amounted to $2,790,946 and $2,947,170, respectively. This balance does not bear interest, is unsecured and is due on demand.

Advances from related parties, interest bearing

During the year ended December 31, 2016, the Company borrowed $30,000 from a related party to fund operations. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10% for the years ended December 31, 2017 and 2016, are unsecured and are due on demand. Repayment to this related party amounted to $0 and $40,000 for the years ended December 31, 2017 and 2016, respectively. As of each of December 31, 2017 and December 31, 2016, the Company owed $30,000 to this related party.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expense for the years ended December 31, 2017 and 2016 for the above loans amounted to $3,000 and $2,038, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. During the year ended December 31, 2017, payment to related parties totaled $15,000. As of December 31, 2017 and 2016, the Company owed $518,839 and $533,839, respectively, to these related parties.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified the Company’s former board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Due to employee

The Company has borrowed money from an employee to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2017 and 2016, the Company owed $95,000 to such employee.

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of the Company’s former board member. These advances have an annual interest rate of 6%, are unsecured, and are due on demand. As of December 31, 2017 and 2016, the Company owed $109,030 to these third parties.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expenses for the years ended December 31, 2017 and 2016 for the above loans amounted to $6,333 and $3,219, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the Company’s former board member. These advances do not bear interest, are unsecured, and are due on demand. As of December 31, 2017 and 2016, the Company owed $729,175 and $326,292 to these third parties, respectively.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified the former board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Merion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Merion, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, change in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that Merion, Inc. will continue as a going concern. As more fully described in Note 2, the Company reported net losses of $1,035,582 for the year ended December 31, 2017. At December 31, 2017, the Company has a significant working capital deficiency, a shareholders’ deficit of $7,150,133 and has had to rely on additional borrowings to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2017.

Flushing, New York

March 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Merion, Inc. (formerly known as E-World USA Holding, Inc.)

El Monte, California

We have audited the accompanying consolidated balance sheet of Merion, Inc. (formerly known as E-World USA Holding, Inc.) (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and other comprehensive loss, shareholders’ deficit, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has working a capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ The Pun Group, LLP

Santa Ana, California

April 28, 2017

200 East Sandpointe Avenue, Suite 600, Santa Ana, California 92707

Tel: 949-777-8800 • Fax: 949-777-8850

www.pungroup.com

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS:
Cash	$5,038	$2,054
Accounts receivable, net	50,864	77,931
Inventory	80,769	81,790
Prepaid expenses	29,068	22,559
TOTAL CURRENT ASSETS	165,739	184,334

PROPERTY AND EQUIPMENT, net	41,249	73,028

DEPOSITS AND OTHER ASSETS	-	9,850

TOTAL ASSETS	$206,988	$267,212

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$297,164	$260,738
Deferred revenue	1,610,236	1,588,969
Accrued bonus	679,800	682,356
Due to shareholder, non-interest bearing	2,790,946	2,947,170
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	518,839	533,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	109,030	109,030
Due to third parties, non-interest bearing	729,175	326,292
Current portion of long term debt	11,933	11,582
Rescission Liability - Type A Warrants	-	7,165,413
Rescission Liability - Type B Warrants	-	249,111
TOTAL CURRENT LIABILITIES	6,872,123	13,999,500

NON-CURRENT LIABILITIES:
Long term debt	13,395	26,397
Due to shareholder, interest bearing	471,603	471,603
TOTAL NON-CURRENT LIABILITIES	484,998	498,000

TOTAL LIABILITIES	7,357,121	14,497,500

COMMITMENTS AND CONTINGENCIES (NOTE 4 AND 10)

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 169,161,896 and 142,828,993 shares issued and outstanding, as of December 31, 2017 and 2016, respectively	169,162	142,829
Stock subscription receivable	(123,455)	-
Additional paid-in capital	11,870,808	3,657,949
Accumulated deficit	(19,066,648)	(18,031,066)
TOTAL SHAREHOLDERS' DEFICIT	(7,150,133)	(14,230,288)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$206,988	$267,212

The accompanying notes are an integral part of these financial statements.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Years Ended December 31,
	2017	2016

SALES	$760,172	$910,766

COST OF SALES	156,874	274,832

GROSS PROFIT	603,298	635,934

OPERATING EXPENSES
Selling expenses	82,091	89,220
General and administrative expenses	1,235,376	1,223,497
Total operating expenses	1,317,467	1,312,717

LOSS FROM OPERATIONS	(714,169)	(676,783)

OTHER INCOME (EXPENSE), net
Finance expenses	(72,582)	(59,372)
Change in fair value of Rescission Liability - Type B Warrants	(248,031)	-
Total other expense, net	(320,613)	(59,372)

LOSS BEFORE INCOME TAXES	(1,034,782)	(736,155)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(1,035,582)	$(736,955)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	147,925,577	142,828,993

LOSS PER SHARE - BASIC & DILUTED
Net loss	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Stock		Stock Subscription	Additional Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total
BALANCE, December 31, 2015	142,828,993	$142,829	$-	$3,657,949	$(17,294,111)	$(13,493,333)
Net loss	-	-	-	-	(736,955)	(736,955)
BALANCE, December 31, 2016	142,828,993	142,829	-	3,657,949	(18,031,066)	(14,230,288)
Net loss	-	-	-	-	(1,035,582)	(1,035,582)
Conversion of Rescission Liability - Type A & B Warrants	25,692,596	25,693	-	7,636,862	-	7,662,555
Issuance of common stock	640,307	640	(123,455)	575,997	-	453,182
BALANCE, December 31, 2017	169,161,896	$169,162	$(123,455)	$11,870,808	$(19,066,648)	$(7,150,133)

The accompanying notes are an integral part of these financial statements.

MERION, INC.
(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,035,582)	$(736,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,779	33,174
Bad debt expense	-	18,040
Change in fair value of Rescission Liability - Type B Warrants	248,031	-
Changes in operating assets and liabilities
Accounts receivable	27,067	(70,527)
Inventory	1,021	99,259
Prepaid expenses	(509)	59,065
Deposits and other assets	3,850	-
Accounts payable and accrued expenses	36,426	(104,100)
Deferred revenue	21,267	102,609
Accrued bonus	(2,556)	21,958
Net Cash Used in Operating Activities	(669,206)	(577,477)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	453,182	-
Advances from shareholder, interest bearing	-	471,603
Advances from shareholder, non-interest bearing	65,402	174,093
Payment to shareholder, non-interest bearing	(221,626)	(437,759)
Advances from related parties, interest bearing	-	50,000
Payment to related parties, interest bearing	-	(40,000)
Payment to related parties, non-interest bearing	(15,000)	-
Advances from third parties, interest bearing	-	89,030
Advances from third parties, non-interest bearing	492,000	276,292
Payment to third parties, non-interest bearing	(89,117)	-
Principal payments on debt	(12,651)	(12,278)
Net Cash Provided by Financing Activities	672,190	570,981

Net Change in Cash	2,984	(6,496)

Cash, beginning of year	2,054	8,550

Cash, end of year	$5,038	$2,054

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$63,249	$59,114
Cash paid for income tax	$800	$800

Non-cash transactions of investing and financing activities
Conversion of rescission liability - Type A & B Warrants	$7,662,555	$-

The accompanying notes are an integral part of these financial statements.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization

Merion, Inc. (the "Company"), a Nevada corporation, was formed on February 4, 2011. Its predecessor, E-World USA Holding, Inc., was a California company incorporated in 2007 (“E-World CA”). In April 2011, E-World CA entered into a merger agreement with its wholly-owned subsidiary, E-World USA Holding, Inc., a Nevada corporation (“E-World NV”) that was the survivor of the merger and became the Company. Under the Merger Agreement, the Company issued 90,000,000 shares of its common stock on a one share for one share basis for each share of E-World CA’s common stock issued and outstanding at the date of the merger. In addition, the Company issued Type A Warrants and Type B Warrants in exchange for comparable warrants issued and outstanding of E-World CA at the date of the merger. On June 27, 2017, the Company filed an amendment to its Articles of Incorporation with the Secretary of State for the State of Nevada to change its name from E-World NV, effective immediately, to Merion, Inc.

The Company is a provider of health and nutritional supplements and personal care products currently sold on the Internet through our website, www.dailynu.com, www.merionus.com, and to wholesale distributors.

Note 2 – Going Concern

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, significant recurring losses and negative working capital. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment, collectability of receivables and the fair value of the rescission liability for the Company’s Type A & B Warrants. Actual results could differ from those estimates.

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

NOTES TO FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on credit history with customers and their current financial condition. Bad debt expense or write-offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions.

The accounts receivable balance and allowance for doubtful accounts are as follows:

	December 31, 2017	December 31, 2016
Accounts receivable	$94,140	$121,207
Allowance for doubtful accounts	(43,276)	(43,276)
Accounts receivable, net	$50,864	$77,931

Movement of allowance for doubtful accounts is as follows:

	Year ended December 31, 2017	Year ended December 31, 2016

Beginning balance	$43,276	$25,236
Provision for doubtful accounts	-	18,040
Ending balance	$43,276	$43,276

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Upon disposition, the cost and related accumulated depreciation is removed from the books, and any resulting gain or loss is included in operations. The Company provides for depreciation using the straight-line method over the estimated useful lives of various classes as follow:

Computer and software	3 to 5 years
Furniture and fixtures	5 to 10 years
Vehicles	5 to 7 years
Leasehold improvements	over the lesser of the remaining lease term or the expected life of the improvement

Repairs and maintenance is charged to operations when incurred while betterments and renewals are capitalized.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets, including, property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2017 and December 31, 2016, no impairment of long-lived assets was recognized.

Deferred Revenue

Deferred revenue represents product deposits advanced by customers on specified product orders or on future orders that have not been shipped as of the balance sheet date. Deferred revenue also represents shipping fee deposits advanced by customers in relation to the unshipped product orders. Deferred revenue is reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

Accrued Bonus

Accrued bonus represents amounts earned by the Company’s affiliates (the “Affiliated Members”) for successful product sales. These bonuses are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash.

Fair Value of Financial Instruments

The Financial Accounting Standard Board (“FASB”) accounting standards codification (“ASC”), FASB ASC 825 Financial Instruments, requires that the Company discloses estimated fair values of financial instruments. The Company believes the carrying value of short-term debt is a reasonable estimate of fair value due to rates being currently offered.

As defined in ASC 820 Fair Value Measurement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

The three levels of the fair value hierarchy are as follows:

Level 1 –

Quoted prices that are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 –

Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2017 and for the year ended December 31, 2016:

	Year ended December 31, 2017	Year ended December 31, 2016

Beginning balance	$7,414,524	$7,414,524
Change in fair value of Rescission Liability – Type B Warrants	248,031
Conversion of Rescission Liability - Type A & B Warrants	(7,662,555)	-
Ending balance	$-	$7,414,524

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

The Company also recognized revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered. Shipping and handling fee revenues totaled $10,978 and $24,009 for the years ended December 31, 2017 and 2016, respectively.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of December 31, 2017 and December 31, 2016 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of December 31, 2017 and December 31, 2016.

The majority of the Company’s revenues are generated from China. Revenues generated from other countries or within the United States are immaterial to our financial statements. While all products are priced in U.S. currency, the Company accepts payments in U.S. dollars and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $28,318 and $49,106 for the years ended December 31, 2017 and 2016.

Operating Leases

The Company leases all of its properties under operating leases. Lease agreements generally include rent holidays and tenant improvement allowances. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities and amortizes the deferred rent over the term of the lease. There were no deferred rent liabilities.

Income Taxes

The Company utilizes ASC 740 Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred taxes are also recognized for net operating losses that can be carried forward. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) Per Share

Accounting principles generally accepted in the United States regarding earnings per share (“EPS”) require presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These common stock equivalents are not included when the Company has a loss because they would be anti-dilutive.

For the years ended December 31, 2017 and 2016, Type A and Type B Warrants did not have a dilutive effect on loss per share, as the Company had incurred a loss for the periods.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

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

For the year ended December 31, 2017, two customers, who collectively owned approximately 1% of the Company’s common stock, accounted for approximately 51% of the Company’s sales and for year ended December 31, 2016, one customer accounted for approximately 54% of the Company’s sales.

For the year ended December 31, 2017, three suppliers accounted for approximately 94% of the Company’s product purchases and for the year ended December 31, 2016, three suppliers accounted for approximately 97% of the Company’s product purchases.

Contingencies

The Company may have inadvertently issued Type A Warrants and Type B Warrants to U.S. citizens or residents in violation of federal securities laws and may be subject to sanctions for such violations. Further, the exchange of the warrants for common shares may also have been in violation of Section 5 of the Securities Act of 1933. Thus, risk exists that the SEC or former warrant holders may bring legal action against the Company, its officers and directors for securities law violations. The Company determined it is reasonably possible that a loss may have been incurred as a result of these issuances. The Company has recorded a liability equal to the amount it expects to pay to redeem the warrants as of December 31, 2016. On October 21, 2017, the Company determined that the statute of limitations for the redemption rights had lapsed and, for recording purpose, converted these Type A Warrants and Type B Warrants into common stock.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, the Company plans to adopt Topic 606 in the first quarter of its fiscal 2018 using the retrospective transition method. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

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

(3)	23,296,688 warrants for shares of common stock

The Company’s Type A Warrants may have been issued and exercised in violation of United States federal securities laws. We recorded the fair value of these warrants as a liability on the date of issuance (“Rescission Liabilities – Type A Warrants”). The value of the Rescission Liabilities – Type A Warrants was determined by calculating the maximum potential cash outlay if all Type A Warrant holders exercised using option 3 above. The total fair value was determined by calculating how much each Type A Warrant holder would receive in cash if they exercised the warrant by canceling their membership and receiving 75% of the face value of their warrant in cash and then adding these amounts together to reach the total potential cash outlay. The face value of the warrant was the stated value assigned to each Type A Warrant. The face value determines how much the sales member could receive if exercised for cash and a canceled membership. If sales members exercise their warrants for cash, the Company reduces the liability by the amount of cash paid. If sales members exercise their warrants for products, the Company recognizes revenue equal to the retail value of the related products once they have been delivered. As of December 31, 2016, 23,206,888 shares are included in Rescission Liabilities – Type A Warrants and totaled $7,165,413. On October 21, 2017, the Company determined that the statute of limitations for the redemption rights had lapsed and, for recording purposes, converted these warrants into common stock with a fair value of $7,165,413.

Type B Warrants

During 2009 and 2010, the Company’s predecessor, E-World CA, issued a total of 2,491,108 type B warrants as sales incentive compensation to sales members. The type B warrants entitled the holders to collectively receive 2,491,108 common shares upon a going public event in the U.S. as specified in the warrant. No additional consideration for the common shares was required upon exercise. Upon the merger of E-World CA with and into the Company in 2011, the Company issued to those sales members replacement type B warrants with substantially similar terms and conditions (the “Type B Warrants”). During 2012, 2,485,708 of the Company’s Type B Warrants were exercised for shares of common stock. The Type B Warrants may have been issued and exercised in violation of United States federal securities laws. We recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was initially estimated using comparable sales of common stock prior to August 9, 2017. The Company determined that comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value of the Type B warrants as of December 31, 2016 was $249,111.

On October 21, 2017, the Company determined that the statute of limitations for the redemption rights had lapsed and, for recording purpose, converted these Type B warrants into common stock.

On August 9, 2017, the Company’s common stock was resumed trading in the OTC market. As a result, the Company began valuing the fair value of the common shares using the closing price of the Company’s common stock. The fair value of the Type B warrants as of October 21, 2017 was $497,142. As a result, the Company recorded a loss of $248,031 of change in fair value of Rescission Liabilities for the year ended December 31, 2017 and converted fair value of $497,142 from rescission liability into equity.

Note 5 – Inventory

Inventories consist of finished goods available for resale and can be categorized as:

	December 31, 2017	December 31, 2016
Nutrition supplements	$80,555	$81,390
Skin-care products	214	400
Inventories	$80,769	$81,790

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

Note 6 – Property and Equipment

Property and equipment consist of following:

	December 31, 2017	December 31, 2016
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Total	361,369	361,369
Accumulated depreciation	(320,120)	(288,341)
Property and equipment, net	$41,249	$73,028

Depreciation expense totaled $31,779 and $33,174 for the years ended December 31, 2017 and 2016, respectively.

Note 7 – Debt

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of the former board member of the Company. These advances have an annual interest rate of 6%, are unsecured, and are due on demand. As of December 31, 2017 and 2016, the Company owed $109,030 to these third parties.

Following the resignation of one of the Company’s board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expenses for the years ended December 31, 2017 and 2016 for the above loans amounted to $6,333 and $3,219, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. As of December 31, 2017 and 2016, the Company owed $729,175 and $326,292 to these third parties, respectively.

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

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

Long term loan

In December 2015, the Company refinanced a loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the years ended December, 2017 and 2016, the Company paid $12,651 and $12,278, respectively, for the loan.

Future maturities of long term debt are as follows:

Year ended December 31, 2018	$11,933
Year ended December 31, 2019	13,395
Total	25,328
Current portion of long term debt	(11,933)
Long term debt	$13,395

Interest expenses for the years ended December 31, 2017 and 2016 for the above loan amounted to $995 and $1,366, respectively.

Note 8 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he funded the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, advances totaled $471,603. As of December 31, 2017 and 2016, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the years ended December 31, 2017 and 2016 for the above loan amounted to $49,950 and $45,788, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the years ended December 31, 2017 and 2016, advances totaled $65,402 and $174,093, respectively, and payments to Mr. Wang totaled $221,626 and $437,759, respectively. As of December 31, 2017 and 2016, the balance due to shareholder, non-interest bearing, amounted to $2,790,946 and $2,947,170, respectively. This balance does not bear interest, is unsecured and is due on demand.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company since May 2017, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2017 and 2016, the Company owed $95,000 to such employee.

Advances from related parties, interest bearing

During the year ended December 31, 2016, the Company borrowed $30,000 from a related party to fund operations. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10% for the years ended December 31, 2017 and 2016, are unsecured and are due on demand. Repayment to this related party amounted to $0 and $40,000 for the years ended December 31, 2017 and 2016, respectively. As of each of December 31, 2017 and 2016, the Company owed $30,000 to this related party.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

Following the resignation of one of the Company’s board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expense for the years ended December 31, 2017 and 2016 for the above loans amounted to $3,000 and $2,038, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. During the year ended December 31, 2017, payment to related parties totaled $15,000. As of December 31, 2017 and 2016, the Company owed $518,839 and $533,839, respectively, to these related parties.

Following the resignation of one of the Company’s board members in January 2017, the Company reclassified the Company’s former board member’s outstanding loan balance of $50,000 from advances from related parties, non-interest bearing, to due to third parties, non-interest bearing, as of December 31, 2016 to conform to the current year presentation.

Note 9 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Federal statutory rate	34.0%	34.0%
State statutory rate	5.8%	8.8%
Valuation allowance	(30.2)%	(39.6)%
Permanent difference	(9.7)%	(3.3)%
Effective tax rate	(0.1)%	(0.1)%

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $6,386,000 for Federal and $5,338,000 for California as of December 31, 2017. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $9,466,000 for Federal and $8,501,000 for California as of December 31, 2016, and will expire in the years 2031 to 2037. During the years ended December 31, 2017 and 2016, the Company incurred a net loss. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21% beginning in 2018. Accordingly, we have remeasure our deferred tax assets as of December 31, 2017. However, this remeasurment has no effect on the Company’s income tax expense as the Company has provided a 100% valuation allowance on its deferred tax assets.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

The components of the deferred tax assets is as follows:

	December 31, 2017	December 31, 2016
Property and equipment - depreciation	$-	$35,838
Allowance for doubtful accounts	12,110	17,237
Net operating loss	1,701,704	3,661,022
Deferred tax assets	1,713,814	3,714,097
Valuation allowance	(1,713,814)	(3,714,097)
Deferred tax assets, net	$-	$-

As of December 31, 2017, federal tax returns filed for 2014, 2015 and 2016 remain subject to examination by the taxing authorities. As of December 31, 2017, California tax returns filed for 2013, 2014, 2015 and 2016 remain subject to examination by the taxing authorities.

Note 10 – Commitments

Operating lease

The Company has contracted to rent office and warehouse space for its main corporate office through October 2018 and thereafter on a month to month basis without future commitment. The Company’s commitment for minimum lease payments under this operating lease as of December 31, 2017 for the following periods is as follow:

Year ending December 31, 2018	$31,000

The Company incurred rent expense of $36,046 and $126,500 for the years ended December 31, 2017 and 2016, respectively.

Note 11 – Equity

Share Distribution Plan

On March 31, 2017, the Company’s Board of Directors approved the following share distribution plans for the Company in accordance with appropriate time frames consistent with applicable law and in the best interests of the Company.

1) The Company would grant up to thirty million shares of common stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. In connection with this transaction, Mr. Wang would voluntarily relinquish up to thirty million shares of common stock owned by him to the Company’s Treasury, and thereafter the Company would issue to persons not citizens or residents of the U.S. only an equal number of shares pursuant to Regulation S under the Securities Act of 1933. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions would need to be included on the securities.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

On July 15, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (1) as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients. As of the date of this report, Mr. Wang had distributed 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were distributed on February 14, 2018. The Company determined that these 1,500,000 shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 225-10-S99-4. The fair value of these shares were valued at $480,000 and will be recorded as stock-based compensation expenses in the Company’s three months ended March 31, 2018 consolidated statements of operations.

2) To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company when the Company faced financial hardship, the Company would grant up to five million shares of common stock to these individuals upon approval by the Board of Directors, and the Company would complete the stock transfer. In connection with this transaction, Mr. Wang would voluntarily relinquish up to five million shares of common stock owned by him to the Company’s Treasury. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws.

On July 28, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (2) as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients. As of the date of this report, Mr. Wang had distributed 4,181,592 shares pursuant to this plan. All of these 4,181,592 shares were distributed on February 14, 2018. The Company determined that these 4,181,592 shares distributed by Mr. Wang were at his own discretion and the recipients of the shares did not expect such distribution at the time when they, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company when the Company faced financial hardship.

3) The Company would grant up to twenty million shares (from authorized but unissued shares of its common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan will be implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933. No shares have been issued as of the date of this report.

Private placements

On September 1, 2017, the Company entered into a Securities Purchase Agreement with Jinhua Wang, an unrelated third party, pursuant to which the Company sold to him in a private placement 110,045 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $99,400. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On October 10, 2017, November 9, 2017, December 18, 2017, the Company entered into a series of Securities Purchase Agreements with Changlin Cao, an unrelated third party, pursuant to which the Company sold to him in a private placements of 113,089, 222,223, and 22,225 shares, respectively, of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $101,780, $200,000 and $20,002, respectively. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On December 18, 2017, the Company entered into a Securities Purchase Agreement with Xiaoying Liu, an unrelated third party, pursuant to which the Company sold to him in a private placement 50,505 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $45,455. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

On December 22, 2017, the Company entered into a Securities Purchase Agreement with Yongnian Sun, an unrelated third party, pursuant to which the Company sold to him in a private placement 11,110 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $10,000. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On December 23, 2017, the Company entered into a Securities Purchase Agreement with Changqian Liu, an unrelated third party, pursuant to which the Company sold to him in a private placement 111,110 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $100,000. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Common stocks to be issued on consulting services

On November 9, 2017, the Company entered into a Planning and Establishing Services Agreement (the “Agreement”) with Fuzhou Wingo Brand Management LTD., a company incorporated in China (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain research and strategic planning services and to introduce non-U.S. investors to the Company (the “Services”). As compensation for the Services, the Company agreed to pay the Consultant RMB 50,000 (approximately $7,541) and issue to the Consultant 500,000 shares of its common stock, par value $0.001 (the “Shares”), in two installments. The first installment of 200,000 Shares shall be issued within twenty (20) days of the delivery of a report and investment strategy to the Company, and the second installment of 300,000 Shares shall be delivered following the completion of an investment of at least $3,000,000 in proceeds to the Company. The term of the Agreement is three months and can be extended for an additional one-month period. As of the date of this report, the report of the investment strategy has not been completed by the Consultant and the term of the Agreement was extended to March 31, 2018.

Note 12 – Subsequent Events

Purchase of assets

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller’s cash and cash equivalents, minute books, stock ledger and other company records, as well as raw materials and customer lists shall remain with the Seller, and the Company will assume the Seller’s obligations under a lease of real property used in the Seller’s business.

The issuance and sale of the Purchase Shares will be completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The issuance of the Purchase Shares is contingent on the Seller or its designated recipient executing all certificates and other documents reasonably requested by the Company, the completion of the assignment of the assets subject to the Asset Sale (the “Acquired Assets”), and the completion of all applications for relevant business and manufacturing licenses for the Company’s benefit. The payment of the cash portion of the Purchase Price shall occur in two distributions: (i) the first, in the amount of $600,000, shall occur within six months of the date of the Purchase Agreement, and (ii) the second, in the amount of $400,000, shall occur within twelve months of the date of the Purchase Agreement. Each such distribution will be contingent on the completion of the transfer of the Acquired Assets and all permits and other governmental registrations and licenses relating to the Acquired Assets. The second distribution may be reduced by any indemnification claims against Seller under the terms of the Agreement.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

NOTES TO FINANCIAL STATEMENTS

Private placements

On January 16, 2018 and February 15, 2018, the Company entered into a series of Securities Purchase Agreements with Liezhi Cui, an unrelated third party, pursuant to which the Company sold to him in private placements of 177,778 and 33,334 shares, respectively, of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $160,000 and $30,000, respectively. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On January 30, 2018 and March 1, 2018, the Company entered into a series of Securities Purchase Agreements with Xukang Ma, an unrelated third party, pursuant to which the Company sold to him in private placements of 22,223 and 11,112 shares, respectively, of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $20,000 and $10,000. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 14, 2018, the Company entered into a Securities Purchase Agreement with Changlin Cao, an unrelated third party, pursuant to which the Company sold to him in a private placement 41,623 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $37,460. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 16, 2018, the Company entered into a Securities Purchase Agreement with Jinhua Wang, an unrelated third party, pursuant to which the Company sold to him in a private placement 47,362 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $42,625. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 23, 2018, the Company entered into a Securities Purchase Agreement with Jufeng Liu, an unrelated third party, pursuant to which the Company sold to him in a private placement 22,223 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $20,000. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On March 1, 2018, the Company entered into a Securities Purchase Agreement with Jianqiong Li, an unrelated third party, pursuant to which the Company sold to him in a private placement 5,556 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $5,000. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On March 1, 2018, the Company entered into a Securities Purchase Agreement with Guiyuan Li, an unrelated third party, pursuant to which the Company sold to him in a private placement 5,556 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $5,000. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On March 2, 2018, the Company entered into a Securities Purchase Agreement with Xuemei Tao, an unrelated third party, pursuant to which the Company sold to him in a private placement 25,445 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $22,900. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On March 11, 2018, the Company entered into a Securities Purchase Agreement with Jun Yang, an unrelated third party, pursuant to which the Company sold to him in a private placement 16,667 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $15,000. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On March 12, 2018, the Company entered into a Securities Purchase Agreement with Xiuying Cheng, an unrelated third party, pursuant to which the Company sold to him in a private placement 11,112 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $10,000. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On March 13, 2018, the Company entered into a supplement agreement to the Service Agreement on New Product Press Release Conference in Hong Kong Agreement with Xiuhua Jiang, an unrelated third party, pursuant to which the Company will issue 145,556 shares of the Company’s common stock to Ms. Jiang, par value $0.001 per share, to pay for the expenses of the conference in the amount of $131,000. The shares issuance will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Office/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Under the supervision of our Chief Executive Officer/ Chief Financial Officer, and with the participation of our management, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2017, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2017, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2017. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1. Lack of Accounting and Finance Expertise – Our current accounting staff is relatively small, and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP.

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

This annual report does not and is not required to include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting occurred during the year ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The board of directors appoints our executive officers. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected by the Company’s shareholders, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Ding Hua Wang	54	Chairman, CEO, CFO, President and Director
Xun Zhang	56	Director
Vickie Ho	36	Executive Vice President

Ding Hua Wang joined our predecessor company in January 2007 as Product Consultant. In November 2007, he became CEO, CFO, President and Chairman of our predecessor company and has been CEO, CFO, President, Chairman and Director of our company since March 2011. From August 2005 to December 2006, he was CEO of Ansheng Company International Products, a nutrition products manufacturing and wholesale company. From January 1999 to August 2005, he was CEO of Ansheng Company, a Chinese herbal medicine imports and store sales company. He studied at Zhejiang University of Traditional Chinese Medicine from January 1986 to February 1991. He attended American Global University in alternative medicine from August 2001 to September 2003 but did not receive a degree. As a member of the board, Mr. Wang contributes significant industry-specific experience and expertise on our products and services. Mr. Wang also contributes his knowledge of the Company and a deep understanding of all aspects of our business, products and markets, as well as substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Xun Zhang joined us as Director in March 2011. From 2003 to date, he has been Assistant Professor at Harvard Medical School in Boston, Massachusetts. From 1988 to date, he has been Assistant in Biochemistry as well as Director, Neuroendocrine Research Laboratory Massachusetts General Hospital Boston, Massachusetts. He received a PhD in 1994 from the State University of New York at Albany. With responsibility for product development guidance, he brings his educational and research knowledge and experience to the Board.

Vickie Ho has served as the Company’s Executive Vice President since May 2017. From September 2010 until her appointment as Executive Vice President, Ms. Ho served as Assistant to the Company’s President, Public Relations Manager and Human Resources Director. From April 2009 to August 2010, Ms. Ho was Assistant to the Company’s President and provided English interpretation services. She originally joined the Company in March 2008 in the Company’s stock department. Ms. Ho received her Bachelor’s degree in English with International Business from Shenyang Engineering Institution in 2006.

Family Relationships

There are no family relationships between our officers and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions or significant employee has been involved in the last ten years in any of the following, except as noted below:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

24

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against them related to their involvement in any type of business, securities, or banking activity.

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

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer given the limited scope of our operations.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(a).

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO, who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third-party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2017, and 2016.

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Ding Hua Wang	CEO and CFO and President	2017	-	-	-	-	-	-	-
		2016	15,833	-	-	-	-	-	15,833

Vickie Ho*	Executive Vice President	2017	134,403	-	-	-	-	-	134,403
		2016	120,436	-	-	-	-	-	120,436

*Ms. Ho was appointed as our Executive Vice President in May 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2017

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ding Hua Wang	0	0	0	0	0	0	0	0	0
Xun Zhang	0	0	0	0	0	0	0	0	0
Vickie Ho	0	0	0	0	0	0	0	0	0

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2017.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ding Hua Wang	0	0	0	0	0	0
Xun Zhang	0	0	0	0	0	0

No director was paid in any form of compensation for acting as a Director as of December 31, 2017. See Executive Compensation table above for salaries paid to these Directors for their role as officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group as of March 16, 2018. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days of March 16, 2018 through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days of March 16, 2018, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days of March 16, 2018. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is Flair Dr., Suite 302, El Monte CA 91731.

Name	Number of Shares of Common stock	Percentage

Ding Hua Wang	104,834,962	61.8%
Xun Zhang	500,000	0.3%
Vickie Ho	-	-%
All officers and directors as a group [3 persons]	105,334,962	62.1%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 170,616,333 shares of common stock outstanding as of March 16, 2018. An additional 111,110 shares have not been recorded with our transfer agent.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he funded the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2016, advances totaled $471,603, and we received no advances during the year ended December 31, 2017. As of December 31, 2017 and 2016, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the years ended December 31, 2017 and 2016 for the above loan amounted to $49,950 and $45,788, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the years ended December 31, 2017 and 2016, advances totaled $65,402 and $174,093, respectively, and payments to Mr. Wang totaled $221,626 and $437,759, respectively. As of December 31, 2017 and 2016, the balance due to Mr. Wang, non-interest bearing, amounted to $2,790,946 and $2,947,170, respectively. This balance does not bear interest, is unsecured and is due on demand.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company since May 2017, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2017 and 2016, the Company owed $95,000 to such employee.

Advances from related parties, interest bearing

During the year ended December 31, 2016, the Company borrowed $30,000 from a related party to fund operations. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10% for the years ended December 31, 2017 and 2016, are unsecured and are due on demand. Repayment to this related party amounted to $0 and $40,000 for the years ended December 31, 2017 and 2016, respectively. As of each of December 31, 2017 and December 31, 2016, the Company owed $30,000 to this related party.

Following the resignation of one of the Company’s former board members in January 2017, the Company reclassified an outstanding loan balance of $20,000 from the spouse of the former board member from advances from related parties, interest bearing, to due to third parties, interest bearing, as of December 31, 2016 to conform to the current year presentation.

Interest expense for the years ended December 31, 2017 and 2016 for the above loans amounted to $3,000 and $2,038, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. During the year ended December 31, 2017, payment to related parties totaled $15,000. As of December 31, 2017 and 2016, the Company owed $518,839 and $533,839, respectively, to these related parties.

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

1) The Company would grant up to thirty million shares of common stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. In connection with this transaction, Mr. Wang would voluntarily relinquish up to thirty million shares of common stock owned by him to the Company’s Treasury, and thereafter the Company would issue to persons not citizens or residents of the U.S. only an equal number of shares pursuant to Regulation S under the Securities Act of 1933. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions would need to be included on the securities.

On July 15, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan 1 as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang transfers these shares directly to the intended recipients. As of the date of this report, Mr. Wang had transferred 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were transferred on February 14, 2018.

2) To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company when the Company faced financial hardship, the Company would grant up to five million shares of common stock to these individuals upon approval by the Board of Directors, and the Company would complete the stock transfer. In connection with this transaction, Mr. Wang would voluntarily relinquish up to five million shares of common stock owned by him to the Company’s Treasury. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws.

On July 28, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan 2 as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang transfers these shares directly to the intended recipients. As of the date of this report, Mr. Wang had transferred 4,181,592 shares pursuant to this plan. All of these 4,181,592 shares were transferred on February 14, 2018.

Director Independence

Our board of directors has determined that Mr. Xun Zhang is qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

The Pun Group LLP was our independent auditor for the year ended December 31, 2016 and part of the year ended December 31, 2017 and billed a total of $30,000 in 2017. Wei & Wei Co., LLP was our independent auditor for the year ended December 31, 2017 and billed a total of $79,000. The Company incurred audit fees in the total of $109,000 and $115,000 for fiscal years 2017 and 2016, respectively.

The following table shows the aggregate fees paid or accrued by us for the audit and other services provided by our auditors for fiscal 2017 and 2016.

	2017	2016

Audit Fees	$109,000	$115,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$109,000	$115,000

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

Item 15. Exhibits

Exhibit No.	Document Description

3.1

Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014, as amended by Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K as filed with the SEC on June 27, 2017.

3.2	Bylaws – Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.1	Summary of Oral Agreement with Genepharm, Inc. – Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.2	Summary of Oral Agreement with Oxyultra, Inc. - Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.3	Summary of Oral Agreement with Mr. Ding Hua Wang.

10.4	E-World USA Holdings Property Lease, dated November 7, 2016.

10.5	Merion, Inc. Handbook.

10.6

Securities Purchase Agreement, dated September 1, 2017, by and between the Company and Jinhua Wang – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on September 1, 2017.

10.7

Securities Purchase Agreement, dated October 10, 2017, by and between the Company and Changlin Cao – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on October 10, 2017.

10.8

Securities Purchase Agreement, dated November 9, 2017, by and between the Company and Changlin Cao – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on November 13, 2017.

10.9

Planning and Establishing Services Agreement, dated November 9, 2017, by and between the Company and Fuzhou Wingo Brand Management LTD. – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on November 14, 2017.

10.10

Securities Purchase Agreement, dated December 18, 2017, by and between the Company and Changlin Cao – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 20, 2017.

10.11

Securities Purchase Agreement, dated December 18, 2017, by and between the Company and Xiaoying Liu – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on December 20, 2017.

10.12

Securities Purchase Agreement, dated December 22, 2017, by and between the Company and Yongnian Sun – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on December 28, 2017.

10.13

Securities Purchase Agreement, dated December 23, 2017, by and between the Company and Changqian Liu – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 28, 2017.

10.14

Asset Purchase Agreement, dated January 1, 2018, by and between the Company and Suss Technology Corporation – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 4, 2018.

10.15	Securities Purchase Agreement, dated January 16, 2018, by and between the Company and Liezhi Cui – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 19, 2018.

10.16	Securities Purchase Agreement, dated January 30, 2018, by and between the Company and Xukang Ma – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 1, 2018.

30

10.17

Securities Purchase Agreement, dated February 15, 2018, by and between the Company and Liezhi Cui – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 15, 2018.

10.18

Securities Purchase Agreement, dated February 14, 2018, by and between the Company and Changlin Cao – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 20, 2018.

10.19

Securities Purchase Agreement, dated February 16, 2018, by and between the Company and Jinhua Wang – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 20, 2018.

10.20

Securities Purchase Agreement, dated February 23, 2018, by and between the Company and Jufeng Liu – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 27, 2018.

10.21	Securities Purchase Agreement, dated March 1, 2018, by and between the Company and Xukang Ma – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 5, 2018.

10.22	Securities Purchase Agreement, dated March 1, 2018, by and between the Company and Jianqiong Li – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 5, 2018.

10.23	Securities Purchase Agreement, dated March 1, 2018, by and between the Company and Guiyuan Li – Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed with the SEC on March 5, 2018.

10.24	Securities Purchase Agreement, dated March 2, 2018, by and between the Company and Xuemei Tao – Incorporated by reference to Exhibit 10.4 to our Form 8-K as filed with the SEC on March 5, 2018.

10.25	Securities Purchase Agreement, dated March 11, 2018, by and between the Company and Jun Yang – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 14, 2018.

10.26	Securities Purchase Agreement, dated March 12, 2018, by and between the Company and Xiuying Cheng – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 14, 2018.

10.27

Asset Purchase Agreement, dated January 1, 2018, by and between the Company and Suss Technology Corporation – Incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the SEC on January 4, 2018.

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

Merion, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ding Hua Wang	March 20, 2018	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	Principal Executive Officer,	March 20, 2018
Principal Financial Officer,
Principal Accounting Officer and Director

/s/ Xun Zhang	Xun Zhang	Director	March 20, 2018

EXHIBIT INDEX

Exhibit No.	Document Description

3.1

Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014, as amended by Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K as filed with the SEC on June 27, 2017.

3.2	Bylaws – Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.1	Summary of Oral Agreement with Genepharm, Inc. – Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.2	Summary of Oral Agreement with Oxyultra, Inc. - Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.3	Summary of Oral Agreement with Mr. Ding Hua Wang.

10.4	E-World USA Holdings Property Lease, dated November 7, 2016.

10.5	Merion, Inc. Handbook.

10.6

Securities Purchase Agreement, dated September 1, 2017, by and between the Company and Jinhua Wang – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on September 1, 2017.

10.7

Securities Purchase Agreement, dated October 10, 2017, by and between the Company and Changlin Cao – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on October 10, 2017.

10.8

Securities Purchase Agreement, dated November 9, 2017, by and between the Company and Changlin Cao – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on November 13, 2017.

10.9

Planning and Establishing Services Agreement, dated November 9, 2017, by and between the Company and Fuzhou Wingo Brand Management LTD. – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on November 14, 2017.

10.10

Securities Purchase Agreement, dated December 18, 2017, by and between the Company and Changlin Cao – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 20, 2017.

10.11

Securities Purchase Agreement, dated December 18, 2017, by and between the Company and Xiaoying Liu – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on December 20, 2017.

10.12

Securities Purchase Agreement, dated December 22, 2017, by and between the Company and Yongnian Sun – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on December 28, 2017.

10.13

Securities Purchase Agreement, dated December 23, 2017, by and between the Company and Changqian Liu – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 28, 2017.

10.14

Asset Purchase Agreement, dated January 1, 2018, by and between the Company and Suss Technology Corporation – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 4, 2018.

10.15	Securities Purchase Agreement, dated January 16, 2018, by and between the Company and Liezhi Cui – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 19, 2018.

10.16	Securities Purchase Agreement, dated January 30, 2018, by and between the Company and Xukang Ma – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 1, 2018.

33

10.17

Securities Purchase Agreement, dated February 15, 2018, by and between the Company and Liezhi Cui – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 15, 2018.

10.18

Securities Purchase Agreement, dated February 14, 2018, by and between the Company and Changlin Cao – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 20, 2018.

10.19

Securities Purchase Agreement, dated February 16, 2018, by and between the Company and Jinhua Wang – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 20, 2018.

10.20

Securities Purchase Agreement, dated February 23, 2018, by and between the Company and Jufeng Liu – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 27, 2018.

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

___________

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

