Form 10-Q
period 2018-03-31
Merion, Inc.
filed 2018-05-10
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of May 8, 2018, there were 171,619,799 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$3,290	$5,038
Accounts receivable, net	37,346	50,864
Inventories	15,635	80,769
Prepaid expenses	46,822	29,068
TOTAL CURRENT ASSETS	103,093	165,739

PROPERTY AND EQUIPMENT, net	442,920	41,249
INTANGIBLE ASSETS, net	877,500	-

TOTAL ASSETS	$1,423,513	$206,988

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,309,038	$297,164
Deferred revenue	1,606,356	1,610,236
Accrued bonus	679,800	679,800
Due to shareholder, interest bearing	471,603	-
Due to shareholder, non-interest bearing	2,822,437	2,790,946
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	518,839	518,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	109,030	109,030
Due to third parties, non-interest bearing	499,857	729,175
Current portion of long term debt	12,022	11,933
TOTAL CURRENT LIABILITIES	8,153,982	6,872,123

NON-CURRENT LIABILITIES:
Long term debt	10,084	13,395
Due to shareholder, interest bearing	-	471,603
TOTAL NON-CURRENT LIABILITIES	10,084	484,998

TOTAL LIABILITIES	8,164,066	7,357,121

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 170,810,349 and 169,161,896 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	170,811	169,162
Stock subscription receivable	(57,709)	(123,455)
Additional paid-in capital	13,252,757	11,870,808
Accumulated deficit	(20,106,412)	(19,066,648)
TOTAL SHAREHOLDERS' DEFICIT	(6,740,553)	(7,150,133)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,423,513	$206,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	For the three months Ended March 31,
	2018	2017
SALES
Product Sales	$29,183	$32,496
OEM	35,525	-
TOTAL SALES	64,708	32,496

COST OF SALES
Product Sales	14,764	5,732
OEM	12,414	-
TOTAL COST OF SALES	27,178	5,732

GROSS PROFIT	37,530	26,764

OPERATING EXPENSES
Selling expenses	231,901	4,984
General and administrative expenses	420,635	385,860
Stock compensation expense	480,000	-
Total operating expenses	1,132,536	390,844

LOSS FROM OPERATIONS	(1,095,006)	(364,080)

OTHER INCOME (EXPENSE), net
Other income	73,319	-
Finance expenses	(18,077)	(17,849)
Total other income (expense), net	55,242	(17,849)

LOSS BEFORE INCOME TAXES	(1,039,764)	(381,929)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,039,764)	$(381,929)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	169,640,379	142,828,993

LOSS PER SHARE - BASIC & DILUTED
Net loss	$(0.01)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

(FORMERLY KNOWN AS E-WORLD USA HOLDING, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	For the three months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,039,764)	$(381,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,829	8,030
Stock based compensation	480,000	-
Bad debt expense	11,709	-
Changes in operating assets and liabilities
Accounts receivable	1,809	67,000
Inventories	65,134	5,829
Prepaid expenses	(11,754)	(1,210)
Deposits and other assets	(6,000)	-
Accounts payable and accrued expenses	11,874	(12,719)
Deferred revenue	(3,880)	(14,807)
Accrued bonus	-	(1,376)
Net Cash Used in Operating Activities	(450,043)	(331,182)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	625,889	-
Proceeds from stock subscription	23,455	-
Advances from shareholder, non-interest bearing	34,856	21,137
Payment to shareholder, non-interest bearing	(3,365)	(17,197)
Advances from third parties, non-interest bearing	-	340,000
Payment to third parties, non-interest bearing	(229,318)	(10,000)
Principal payments of debt	(3,222)	(3,128)
Net Cash Provided by Financing Activities	448,295	330,812

Net Change in Cash	(1,748)	(370)

Cash, beginning of period	5,038	2,054

Cash, end of period	$3,290	$1,684

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,724	$15,705

Non-cash transactions of investing and operating activities
Stock Compensation Expense	$480,000	$-
Purchase of machinery - Unpaid	$1,000,000	$-
Stock issued for purchase of machinery	$320,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Recent developments

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Company has evaluated this transaction to determine whether it is considered to be an asset purchase or business purchase and concluded such transaction is an asset purchase in accordance with ASC 805-10-55.

The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. Having purchased these assets from the Seller, the Company intends to manufacture some of the nutritional supplements that it sells. These assets meet all industry nutritional and dietary supplements manufacturing standards, including FDA and GMP compliance and cGMP regulations. In addition to manufacturing the nutritional supplements that it sells, the Company also anticipates starting production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplement export, softgel capsules and healthy food from these assets for any potential new customers who need these products, similar to Original Equipment Manufacturer (“OEM”) business. For the three months ended March 31, 2018, the Company did not manufacture any of the nutritional supplements that it sells and generated $35,525 sales in relation to its OEM business.

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

Management is trying to alleviate the going concern risk by: engaging external sales representatives to sell the Company’s products, investigating and securing various financing resources, including but not limited to, borrowing from the Company’s major shareholder, private placements and the possibility of raising funds through a future public offering.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States, are expressed in U.S. dollars. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 20, 2018.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment and the collectability of receivables. Actual results could differ from those estimates.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	March 31, 2018	December 31, 2017

Accounts receivable	$92,331	$94,140
Allowance for doubtful accounts	(54,985)	(43,276)
Accounts receivable, net	$37,346	$50,864

Movement of allowance for doubtful accounts is as follows:

	Three months ended March 31, 2018	Year ended December 31, 2017

Beginning balance	$43,276	$25,236
Provision for doubtful accounts	11,709	18,040
Ending balance	$54,985	$43,276

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional, skin-care and beauty products and raw materials in our manufacturing facility. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Upon disposition, the cost and related accumulated depreciation is removed from the books, and any resulting gain or loss is included in operations. The Company provides for depreciation using the straight-line method over the estimated useful lives of various classes as follow:

Computer and software	3 to 5 years
Furniture and fixtures	5 to 10 years
Vehicles	5 to 7 years
Leasehold improvements	over the lesser of the remaining lease term or the expected life of the improvement
Machinery	10 years

Repairs and maintenance is charged to operations when incurred while betterments and renewals are capitalized.

Intangible Assets, net

Intangible assets represent the technological know-how associated with the machinery that the Company purchased. The technological know-how have finite useful lives and are amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The estimated useful lives for the technological know-how are 10 years, which is associated with the economic benefits of the useful lives of the machinery that the Company purchased. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2018 and December 31, 2017, no impairment of long-lived assets was recognized.

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

The three levels of the fair value hierarchy are as follows:

Level 1	-

Quoted prices that are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	-

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

Level 3	-

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018.  This did not result in an adjustment to the retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.  The Company’s revenue streams are recognized at a point in time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or volume incentive. The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured. These revenues are recognized at a point in time.

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered. Shipping and handling fee revenues totaled $2,460 and $1,068 for the three months ended March 31, 2018 and 2017, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of March 31, 2018 and December 31, 2017 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of March 31, 2018 and December 31, 2017.

The majority of the Company’s product sales are generated from China. Product sales generated from other countries or within the United States are immaterial to our financial statements. Currently, all of the Company’s OEM sales are generated from the United States. While all products are priced in U.S. currency, the Company accepts payments in both U.S. dollars and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $4,826 and $2,600 for the three months ended March 31, 2018 and 2017, respectively.

Operating Leases

The Company leases all of its properties under operating leases. Lease agreements generally include rent holidays and tenant improvement allowances. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities and amortizes the deferred rent over the term of the lease. There were no deferred rent liabilities.

Income Taxes

The Company utilizes ASC 740 Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred taxes are also recognized for net operating losses that can be carried forward. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Concentration of Credit Risk

-        Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had no uninsured balances at March 31, 2018.

-        Major Customers and Suppliers

For the three months ended March 31, 2018, two customers accounted for approximately 72% of the Company’s sales and for the three months ended March 31, 2017, three customers accounted for approximately 63% of the Company’s sales.

For the three months ended March 31, 2018, three suppliers accounted for approximately 51% of the Company’s product purchases and for the three months ended March 31, 2017, no suppliers accounted for more than 10% of the Company’s product purchases.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Amendments to the Accounting Standards Codification (“ASC”) 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 4 – Inventories

Inventories consist of raw materials for production and finished goods available for resale, and can be categorized as:

	March 31, 2018	December 31, 2017
Nutrition supplements	$12,966	$80,555
Skin-care and beauty products	339	214
Raw materials	2,330	-
Inventories	$15,635	$80,769

Note 5 – Property and Equipment

Property and equipment consist of following:

	March 31, 2018	December 31, 2017
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Machinery	420,000	-
Total	781,369	361,369
Accumulated depreciation	(338,449)	(320,120)
Property and equipment, net	$442,920	$41,249

Depreciation expense totaled $18,329 and $8,030 for the three months ended March 31, 2018 and 2017, respectively.

Note 6 – Intangible Assets

Intangible assets consist of following:

	March 31, 2018	December 31, 2017
Technological know-hows	$900,000	$-
Total	900,000	-
Accumulated amortization	(22,500)	-
Intangible Assets, net	$877,500	$-

Amortization expense totaled $22,500 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Note 7 – Debt

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have an annual interest rate of 6%, are unsecured, and are due on demand. As of each of March 31, 2018 and December 31, 2017, the Company owed $109,030 to these third parties.

Interest expense for the three months ended March 31, 2018 and 2017 for the above loans amounted to $1,613 and $1,404, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. As of March 31, 2018 and December 31, 2017, the Company owed $499,857 and $729,175 to these third parties, respectively.

Long term loan

In December 2015, the Company refinanced a loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the three months ended March 31, 2018 and 2017, the Company paid principal and interest of $3,222 and $3,128, respectively, for the loan.

Future maturities of long term debt are as follows:

Nine months ended December 31, 2018	$8,711
Year ended December 31, 2019	13,395
Total	22,106
Current portion of long term debt	(12,022)
Long term debt	$10,084

Interest expense for the three months ended March 31, 2018 and 2017 for the above loan amounted to $189 and $284, respectively.

Note 8 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2017, advances totaled $471,603. As of March 31, 2018 and December 31, 2017, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended March 31, 2018 and 2017 for the above loan amounted to $12,488.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the three months ended March 31, 2018 and 2017, advances totaled $34,856 and $21,137, respectively, and payments to Mr. Wang totaled $3,365 and $17,197, respectively. As of March 31, 2018 and December 31, 2017, the balance due to shareholder, non-interest bearing, amounted to $2,822,437 and $2,790,946, respectively.  This balance does not bear interest, is unsecured and is due on demand.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company since July 2017, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of each of March 31, 2018 and December 31, 2017, the Company owed $95,000 to such employee.

Advances from related parties, interest bearing

The Company has borrowed $30,000 from a related party to fund operations since July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10%, are unsecured and are due on demand. Repayment to this related party amounted to $0 for both the three months ended March 31, 2018 and 2017, respectively. As of each of March 31, 2018 and December 31, 2017, the Company owed $30,000 to this related party.

Interest expense for the three months ended March 31, 2018 and 2017 for the above loans amounted to $740.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of each of March 31, 2018 and December 31, 2017, the Company owed $518,839 to these related parties.

Note 9 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Federal statutory rate	21.0%	34.0%
State statutory rate	7.0%	8.8%
Valuation allowance	(15.0)%	(42.7)%
Permanent difference*	(13.0)%	(0.1)%
Effective tax rate	(0.0)%	(0.0)%

*Represents 50% of meal and entertainment expenses and stock compensation expense that are not deductible in the Company’s U.S. tax returns.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $6,944,247 for Federal income taxes and $5,896,120 for California income taxes as of March 31, 2018. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $6,385,922 for Federal and $5,337,795 for California as of December 31, 2017, and will expire in the years 2031 to 2037. During the three months ended March 31, 2018 and 2017, the Company incurred net losses. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21% beginning in 2018. Accordingly, we have re-measured our deferred tax assets as of December 31, 2017. However, this re-measurement had no effect on the Company’s income tax expense as the Company provides a 100% valuation allowance on its deferred tax assets.

The components of the deferred tax assets is as follows:

	March 31, 2018	December 31, 2017
Allowance for doubtful accounts	$15,386	$12,110
Net operating loss	1,854,667	1,701,704
Deferred tax assets	1,870,053	1,713,814
Valuation allowance	(1,870,053)	(1,713,814)
Deferred tax assets, net	$-	$-

Changes in value allowance on deferred tax assets increased by $156,239 from $1,713,814 at December 31, 2017 to $1,870,053 at March 31, 2018.

As of March 31, 2018, federal tax returns filed for 2015 and 2016 remain subject to examination by the taxing authorities. As of March 31, 2018, California tax returns filed for 2014, 2015, and 2016 remain subject to examination by the taxing authorities. As of March 31, 2018, the Company’s federal and California income tax returns for 2017 have not been filed.

Note 10 – Commitments

Operating lease

The Company has contracted to rent office and warehouse space for its main corporate office through October 2018 and thereafter on a month to month basis without future commitment. In addition, the Company has contracted to rent a factory in Nevada on a month to month basis with a two-month notice before termination. The Company’s commitment for minimum lease payments under these operating leases as of March 31, 2018 for the following periods is as follow:

Nine months ending December 31, 2018	$21,700

The Company incurred rent expense of $19,656 and $9,000 for the three months ended March 31, 2018 and 2017, respectively.

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

On July 15, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (1) as approved by the Board on March 31, 2017, as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients. As of the date of this report, Mr. Wang had distributed 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were distributed on February 14, 2018. The Company determined that these 1,500,000 shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 225-10-S99-4. The fair value of these shares were valued at $480,000 and recorded as stock-based compensation expenses in the Company’s three months ended March 31, 2018 consolidated statements of operations.

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

3) The Company can grant up to twenty million shares (from authorized but unissued shares of its common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan will be implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933. No shares have been issued as of the date of this report.

Private placements

During the year ended December 31, 2017, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 640,307 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $576,637. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

During the three months ended March 31, 2018, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 759,563 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $683,598. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On December 23, 2017, the Company entered into a Securities Purchase Agreement with Changqian Liu, an unrelated third party, pursuant to which the Company sold to him in a private placement 111,110 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $100,000. The sale was intended to be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. Under the terms of the Purchase Agreement, the Private Placement was to close no later than January 30, 2018. Given that the closing had not yet occurred, the Company delivered a notice to Mr. Liu on March 21, 2018, terminating the Agreement with immediate effectiveness.

Purchase of assets

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller’s cash and cash equivalents, minute books, stock ledger and other company records, as well as raw materials and customer lists remained with the Seller, and the Company assumed the Seller’s obligations under a lease of real property used in the Seller’s business.

The issuance of the Purchase Shares was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The issuance of the Purchase Shares was contingent on the Seller or its designated recipient executing all certificates and other documents reasonably requested by the Company, the completion of the assignment of the assets subject to the Asset Sale (the “Acquired Assets”), and the completion of all applications for relevant business and manufacturing licenses for the Company’s benefit. The payment of the cash portion of the Purchase Price shall occur in two distributions: (i) the first, in the amount of $600,000, shall occur within six months of the date of the Purchase Agreement, and (ii) the second, in the amount of $400,000, shall occur within twelve months of the date of the Purchase Agreement. Each such distribution will be contingent on the completion of the transfer of the Acquired Assets and all permits and other governmental registrations and licenses relating to the Acquired Assets. The second distribution may be reduced by any indemnification claims against the Seller under the terms of the Agreement. The distribution of the Purchase Shares was completed and transferred in March 2018.

Common stocks to be issued on consulting services

On November 9, 2017, the Company entered into a Planning and Establishing Services Agreement (the “Agreement”) with Fuzhou Wingo Brand Management LTD., a company incorporated in China (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain research and strategic planning services and to introduce investors to the Company (the “Services”). As compensation for the Services, the Company agreed to pay the Consultant RMB 50,000 (approximately $7,541) and issue to the Consultant 500,000 shares of its common stock, par value $0.001 (the “Shares”), in two installments. The first installment of 200,000 Shares shall be issued within twenty (20) days of the delivery of a report and investment strategy to the Company, and the second installment of 300,000 Shares shall be delivered following the completion of an investment of at least $3,000,000 in proceeds to the Company. The term of the Agreement is three months and can be extended for an additional one-month period. The term of the Agreement was extended to May 31, 2018. On May 4, 2018, the report of the investment strategy has been completed and the first installment of 200,000 shares were issued to the Consultant.

Note 12 – Subsequent Events

Private placements

Subsequent to March 31, 2018 until the date of this report, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 209,450 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $188,500. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Debt repayment

On May 1, 2018, the Company entered into a Debt Repayment Agreement (the “Repayment Agreement”) with certain creditors of the Company (the “Creditors”), pursuant to which the Company agreed to repay $360,000 debt owed to the Creditors in the form of 400,000 shares of Company’s common stock at a debt conversion rate of $0.90 per share (the “Debt Repayment”). The Debt Repayment will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q and our financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”).

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rates; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2017 Form 10-K.

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

Overview

Our Company is a provider of health and nutritional supplements and personal care products. Currently, we are mainly selling our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors through phone and electronic communication. Our major customers of our products sales are located in the Asian market, predominantly in the People’s Republic of China and our major customers of our OEM sales are located in the United States.

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices, and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and skin-care and beauty products directly on the Internet through our websites, www.dailynu.com and www.merionus.com or selling directly to our wholesale distributors. During 2017, we introduced five nutritional supplement products. As of the date of filing of this Report, we continue to market our six individual nutritional supplement products and seven skin-care and beauty products on these websites. In addition, we currently have six individual nutritional supplement products and one skin-care and beauty products that we only sell to wholesale distributors. We also sell similar products of third parties on our websites.

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. Having purchased these assets from the Seller, we plan to manufacture some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplements manufacturing standards, including FDA and GMP compliance and cGMP regulations. In addition to manufacturing the nutritional supplements that we sell, we also anticipate starting production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplement export, softgel capsules and healthy foods from these assets for any potential new customers who need such products.

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

Our products are sensitive to business and personal discretionary spending levels, and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of volatility, and the future economic environment, while improving, continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and results of operations.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

	For the three months ended March 31,
				Percentage
	2018	2017	Change	Change
Total sales	$64,708	$32,496	$32,212	99.1%
Total cost of sales	27,178	5,732	21,446	374.1%
Gross profit	37,530	26,764	10,766	40.2%
Operating expenses
Selling	231,901	4,984	226,917	4,552.9%
General and administrative	420,635	385,860	34,775	9.0%
Stock compensation expense	480,000	-	480,000	100.0%
Total operating expenses	1,132,536	390,844	741,692	189.8%
Loss from operations	(1,095,006)	(364,080)	(730,926)	200.8%
Other income (expense), net	55,242	(17,849)	73,091	(409.5)%
Provision for income taxes	-	-	-	-%
Net loss	$(1,039,764)	$(381,929)	$(657,835)	172.2%

Total sales increased by approximately $32,000, or 99.1%, from approximately $33,000 in the three months ended March 31, 2017 to approximately $65,000 in the three months ended March 31, 2018. The increase of sales was mainly due to the increase of sales of approximately $36,000 in our Original Equipment Manufacturer (“OEM”) business after the acquisition of the assets associated with the manufacture of dietary supplements, which were acquired in January 2018. We produced two small batches of OEM production during the first quarter of 2018. The increase is also attributable in part to the increase in sales of our newly introduced beauty product, Noir Naturel, offset by the decrease in sales of our Dibeier Granules & Oral products.

The cost of sales increased by approximately $21,000, or 374.1%, from approximately $6,000 in the three months ended March 31, 2017 to approximately $27,000 in the three months ended March 31, 2018. The increase in cost of sales was in line with our increase in total sales mainly due to the increase of our OEM productions as the same reason as discussed above. For the three months ended March 31, 2017, majority of our sales were attributable from our Dibeier Granules & Oral products, which have a lower unit cost with higher profit margins as compared to our other products. For the three months ended March 31, 2018, majority of our sales were attributable from our OEM business and our Noir Naturel products, which have a higher unit cost and lower profit margins as compared to our Dibeier Granules & Oral products. As a result, our cost of sales increased by approximately 374.1% at a higher rate as compared to our sales increased of approximately 99.1% between the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, we began our OEM productions, which reduced our overall gross profit percentage during the period. In addition, our Noir Naturel products have lower profit margins percentage as compared to our higher profit margin percentage Dibeier Granules & Oral products. The gross margin percentage for OEM is 65% while the gross margin percentage for product sales is 49% for the three months ended March 31, 2018. As a result, our gross margin percentage decreased from approximately 82% in the three months ended March 31, 2017 to approximately 58% in the three months ended March 31, 2018.

Selling expenses increased from approximately $5,000 in the three months ended March 31, 2017 to approximately $232,000 in the three months ended March 31, 2018. The increase of approximately $227,000, or 4,552.9%, was mainly due to the increase of approximately $157,000 of marketing expenses relating to a conference we held in Hong Kong to promote our products during the three months ended March 31, 2018 as well as approximately $54,000 promotion expenses on our products that are expiring in May 2018 which we are giving out as gifts to our customers.

General and administrative (“G&A”) expenses increased by approximately $35,000 from approximately $386,000 in the three months ended March 31, 2017 to approximately $421,000 in the three months ended March 31, 2018. General and administrative expenses increased mainly due to the increase in the Nevada factory operating expenses during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. During the first quarter of 2018, we purchased machinery with its technological know-how in Nevada to produce our OEM products. However, our Nevada factory is currently working under capacity, for which we allocated approximately $69,000 fixed manufacturing overhead, including approximately $32,000 of depreciation expenses, approximately $10,000 of rental expenses, and $27,000 of salary expenses to G&A expenses. We also incurred approximately $3,000 various other miscellaneous G&A expenses in our Nevada factory, increase of bad debt expense of approximately $12,000, increase of payroll expense of $42,000 as we hired additional employees to meet our anticipated future demands in preparation for an expansion of our operations, and increases of other various G&A expenses of approximately $13,000 such as telephone expenses, computer and internet expenses, travel expenses, meals and entertainment and office supplies. The increase in G&A expenses was offset by the decrease in professional expenses of approximately $110,000 mainly due to less professional expenses from our attorneys, auditors and consultants during the first quarter of 2018 as we finally completed our outstanding periodic filings with the SEC to become current as of May 2017. As a result, our operating expenses increased by approximately $29,000 during the three months ended March 31, 2018 as compared to the same period in 2017.

Stock compensation expense increased by $480,000 in the three months ended March 31, 2018 compared to the same period in 2017 because Mr. Wang, our CEO and CFO, distributed 1,500,000 shares of his own stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. The Company determined that these 1,500,000 shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 225-10-S99-4. As a result, we incurred $480,000 stock compensation expense for the three months ended March 31, 2018.

Other income increased by approximately $73,000 from approximately $18,000 of other expense in the three months ended March 31, 2017 to approximately $55,000 of other income in the three months ended March 31, 2018, mainly due to fees charged to our shareholders in assisting them to obtain their electronic stock certificates and lab testing fees charged to our customers during the three months ended March 31, 2018.

Net loss from operations increased by approximately $658,000 from approximately $382,000 in the three months ended March 31, 2017 to approximately $1,040,000 in the three months ended March 31, 2018 mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2018, we had a cash balance of approximately $3,000, compared to a cash balance of approximately $5,000 at December 31, 2017.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the reduced liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need additional capital, our principal shareholder and Chief Executive and Financial Officer may lend money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

Management has concluded under accounting principles generally accepted in the United States of America that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenue and working capital. If we are unable to generate significant revenue or secure financing, we may be required to cease or limit our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

For the three months ended March 31, 2018, cash used in operating activities amounted to approximately $450,000 as compared to approximately $331,000 used in operating activities in the three months ended March 31, 2017. Cash used in operating activities for the three months ended March 31, 2018 mainly includes approximately $1,040,000 net loss and the increase of prepaid expenses of approximately $12,000. This amount was partially offset by the decrease of inventory of approximately $65,000 due to the sales of inventory, the write-off of expired inventory, and approximately of $54,000 of inventory that we treat as marketing expenses as they will expire in May 2018 and which we plan to give out to customers as gifts, the increase of accounts payable and accrued expenses of approximately $16,000, as well as the non-cash expense of $480,000 in stock based compensation, approximately $12,000 in bad debt expense, and approximately $41,000 in depreciation and amortization expenses.

For the three months ended March 31, 2018, financing activities provided approximately $448,000 as compared to approximately $331,000 during the three months ended March 31, 2017. Net cash received in the three months ended March 31, 2018 of approximately $649,000 was from the sale of our common stock through several private placements, and approximately $35,000 was a loan from our principal shareholder and Chief Executive and Financial Officer. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $236,000, of which approximately $4,000 was paid to our principal shareholder and Chief Executive and Financial Officer, approximately $229,000 was paid to the unaffiliated third parties, and approximately $3,000 was paid on our bank loan.

The material terms of the loans from our principal shareholder and Chief Executive and Financial Officer, our related parties and certain unaffiliated third parties are set forth below.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, our major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. As of March 31, 2018 and December 31, 2017, the balance due to Mr. Wang, interest bearing was $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended March 31, 2018 and 2017 for the above loan amounted to $12,488.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to Mr. Wang. During the three months ended March 31, 2018 and 2017, advances totaled $34,856 and $21,137, respectively, and payments to Mr. Wang totaled $3,365 and $17,197, respectively. As of March 31, 2018 and December 31, 2017, the balance due to shareholder, non-interest bearing, was $2,822,437 and $2,790,946, respectively.  This balance does not bear interest, is unsecured and is due on demand.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company since July 2017, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of each of March 31, 2018 and December 31, 2017, the Company owed $95,000 to such employee.

Advances from related parties, interest bearing

The Company has borrowed $30,000 from a related party to fund operations since July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10%, are unsecured and are due on demand. Repayment to this related party amounted to $0 for both the three months ended March 31, 2018 and 2017, respectively. As of each of March 31, 2018 and December 31, 2017, the Company owed $30,000 to this related party.

Interest expense for the three months ended March 31, 2018 and 2017 for the above loans amounted to $740.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of each of March 31, 2018 and December 31, 2017, the Company owed $518,839 to these related parties.

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have an annual interest rate of 6%, are unsecured, and are due on demand. As of each of March 31, 2018 and December 31, 2017, the Company owed $109,030 to these third parties.

Interest expenses for the three months ended March 31, 2018 and 2017 for the above loans amounted to $1,613 and $1,404, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. As of March 31, 2018 and December 31, 2017, the Company owed $499,857 and $729,175 to these third parties, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2018 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2018, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

1. Lack of Accounting and Finance Expertise on U.S. GAAP – Our current number of accounting staff is relatively small, and we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP.

We have taken certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

The Company’s operations are relatively small and uncomplicated, as our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 759,563 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $683,598. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	May 10, 2018	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer, Principal	May 10, 2018
Financial and Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

