Form 10-Q
period 2018-06-30
Merion, Inc.
filed 2018-08-14
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

None.

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

As of August 10, 2018, there were 174,697,628 issued and outstanding shares of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$25,859	$5,038
Accounts receivable, net	23,418	50,864
Inventories	63,465	80,769
Prepaid expenses	42,467	29,068
TOTAL CURRENT ASSETS	155,209	165,739

PROPERTY AND EQUIPMENT, net	425,193	41,249
INTANGIBLE ASSETS, net	855,000	-

TOTAL ASSETS	$1,435,402	$206,988

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,218,997	$297,164
Deferred revenue	1,482,333	1,610,236
Accrued bonus	679,800	679,800
Due to shareholder, interest bearing	471,603	-
Due to shareholder, non-interest bearing	2,642,237	2,790,946
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	518,839	518,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	109,030	109,030
Due to third parties, non-interest bearing	129,857	729,175
Current portion of long term debt	12,112	11,933
TOTAL CURRENT LIABILITIES	7,389,808	6,872,123

NON-CURRENT LIABILITIES:
Long term debt	6,748	13,395
Due to shareholder, interest bearing	-	471,603
TOTAL NON-CURRENT LIABILITIES	6,748	484,998

TOTAL LIABILITIES	7,396,556	7,357,121

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized,
172,172,028 and 169,161,896 shares issued and outstanding,
as of June 30, 2018 and December 31, 2017, respectively	172,172	169,162
Stock subscription receivable	-	(123,455)
Additional paid-in capital	14,298,896	11,870,808
Accumulated deficit	(20,432,222)	(19,066,648)
TOTAL SHAREHOLDERS' DEFICIT	(5,961,154)	(7,150,133)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,435,402	$206,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
SALES
Product Sales	$130,946	$87,501	$160,129	$119,997
OEM	15,963	-	51,488	-
TOTAL SALES	146,909	87,501	211,617	119,997

COST OF SALES
Product Sales	22,027	33,761	36,791	39,493
OEM	3,615	-	16,029	-
TOTAL COST OF SALES	25,642	33,761	52,820	39,493

GROSS PROFIT	121,267	53,740	158,797	80,504

OPERATING EXPENSES
Selling expenses	25,915	52,220	257,816	57,204
General and administrative expenses	387,705	280,283	808,340	666,143
Stock compensation expense	44,000	-	524,000	-
Total operating expenses	457,620	332,503	1,590,156	723,347

LOSS FROM OPERATIONS	(336,353)	(278,763)	(1,431,359)	(642,843)

OTHER INCOME (EXPENSE), net
Other income	28,764	-	102,083	-
Finance expenses	(18,221)	(18,198)	(36,298)	(36,047)
Total other income (expense), net	10,543	(18,198)	65,785	(36,047)

LOSS BEFORE INCOME TAXES	(325,810)	(296,961)	(1,365,574)	(678,890)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(325,810)	$(296,961)	$(1,365,574)	$(678,890)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	171,610,812	142,828,993	170,631,039	142,828,993

LOSS PER SHARE - BASIC & DILUTED
Net loss	$0.00	$0.00	$(0.01)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,365,574)	$(678,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,056	16,001
Stock based compensation	524,000	-
Bad debt expense	23,418	-
Changes in operating assets and liabilities
Accounts receivable	4,028	77,931
Inventories	17,304	(1,950)
Prepaid expenses	(13,399)	(129,212)
Accounts payable and accrued expenses	(78,167)	(42,163)
Deferred revenue	(127,903)	392,699
Accrued bonus	-	(1,376)
Net Cash Used in Operating Activities	(935,237)	(366,960)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,350,553	-
Advances from shareholder, non-interest bearing	62,316	22,737
Repayment of shareholder loan, non-interest bearing	(211,025)	(61,705)
Repayment of advances from related parties, interest bearing	-	(15,000)
Advances from third parties, non-interest bearing	-	440,000
Repayment of advances from third parties, non-interest bearing	(239,318)	(10,000)
Principal payments of debt	(6,468)	(6,278)
Net Cash Provided by Financing Activities	956,058	369,754

Net Change in Cash	20,821	2,794

Cash, beginning of period	5,038	2,054

Cash, end of period	$25,859	$4,848

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$31,566	$31,524
Cash paid for income tax	$-	$-

Non-cash transactions of investing and operating activities
Purchase of machinery and intangible assets - Unpaid	$1,000,000	$-
Stock issued for purchase of machinery and intangible assets	$320,000	$-
Stock issued for debt settlement	$360,000	$-

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

The Company is a provider of health and nutritional supplements and personal care products currently sold on the internet through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors.

Recent developments

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Company has evaluated this transaction to determine whether it is considered to be an asset purchase or business purchase and concluded such transaction is an asset purchase in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section. 805-10-55.

The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. Having purchased these assets from the Seller, the Company intends to manufacture some of the nutritional supplements that it sells. These assets meet all industry nutritional and dietary supplements manufacturing standards, including FDA and GMP compliance and cGMP regulations. In addition to manufacturing the nutritional supplements that it sells, the Company also anticipates starting production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplement export, softgel capsules and healthy food from these assets for any potential new customers who need these products, similar to Original Equipment Manufacturer (“OEM”) business. In May 2018, the Company began manufacturing some of the nutritional supplements that it sells.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 20, 2018.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment and the collectability of receivables. Actual results could differ from those estimates.

Enterprise wide disclosure

The Company’s chief operating decision-makers (i.e. chief executive officer and her direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines (Product sales and OEM sales) for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC section 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Accounts receivable	$90,112	$94,140
Allowance for doubtful accounts	(66,694)	(43,276)
Accounts receivable, net	$23,418	$50,864

Movement of allowance for doubtful accounts is as follows:

	Six months ended June 30, 2018	Year ended December 31, 2017
	(Unaudited)

Beginning balance	$43,276	$25,236
Provision for doubtful accounts	23,418	18,040
Ending balance	$66,694	$43,276

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

Impairment of Long-Lived Assets

Long-lived assets, including property, equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2018 and December 31, 2017, no impairment of long-lived assets was recognized.

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

As defined in ASC 820 Fair Value Measurement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. This did not result in an adjustment to retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time, based on when control of goods and services transfers to a customer.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contracts and invoices; and the sales price to the customer is fixed upon acceptance of the sales contract. Sales rebates or discounts are recognized as a reduction of revenue. The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured. These revenues are recognized at a point in time after all performance obligations are satisfied.

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $703 and $1,137 for the three months ended June 30, 2018 and 2017, respectively, and totaled $3,163 and $2,205 for the six months ended June 30, 2018 and 2017, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of June 30, 2018 and December 31, 2017 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of June 30, 2018 and December 31, 2017.

The majority of the Company’s product sales are generated from China. Product sales generated from other countries or within the United States are immaterial to our financial statements. Currently, all of the Company’s OEM sales are generated from the United States. While all products are priced in U.S. currency, the Company accepts payments in both U.S. dollars and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $11,072 and $8,257 for the three months ended June 30, 2018 and 2017, respectively, and totaled $15,898 and $10,857 for the six months ended June 30, 2018 and 2017, respectively.

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

Basic and Diluted Earnings (Loss) Per Share

Accounting principles generally accepted in the United States of America regarding earnings per share (“EPS”) require presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These common stock equivalents are not included when the Company has a loss because they would be anti-dilutive.

Concentration of Credit Risk

- Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had no uninsured balances at June 30, 2018.

- Major Customers and Suppliers

For the three months ended June 30, 2018, one customer accounted for approximately 71% of the Company’s sales and for the three months ended June 30, 2017, one customer accounted for approximately 87% of the Company’s sales.

For the six months ended June 30, 2018, two customers accounted for approximately 60% of the Company’s sales and for the six months ended June 30, 2017, two customers accounted for approximately 75% of the Company’s sales.

For the three months ended June 30, 2018, three suppliers accounted for approximately 57% of the Company’s product purchases and for the three months ended June 30, 2017, two suppliers accounted for approximately 91% of the Company’s product purchases.

For the six months ended June 30, 2018, two suppliers accounted for approximately 40% of the Company’s product purchases and for the six months ended June 30, 2017, two suppliers accounted for approximately 91% of the Company’s product purchases.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Amendments to the Accounting Standards Codification (“ASC”) 842 Leases. This update requires lessees to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. Management does not believe the adoption of these ASUs would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Note 4 – Inventories

Inventories consist of raw materials for production and finished goods available for resale, and can be categorized as:

	June 30, 2018	December 31, 2017
Raw materials	$22,761	$-
Work-in-progress	2,218	-
Finished goods	38,486	80,769
Inventories	$63,465	$80,769

Note 5 – Property and Equipment

Property and equipment consist of following:

	June 30, 2018	December 31, 2017
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Machinery	420,000	-
Total	781,369	361,369
Accumulated depreciation and amortization	(356,176)	(320,120)
Property and equipment, net	$425,193	$41,249

Depreciation expense totaled $17,727 and $7,971 for the three months ended June 30, 2018 and 2017, respectively.

Depreciation expense totaled $36,056 and $16,001 for the six months ended June 30, 2018 and 2017, respectively.

Note 6 – Intangible Assets

Intangible assets consist of following:

	June 30, 2018	December 31, 2017
Technological know-hows	$900,000	$-
Total	900,000	-
Accumulated amortization	(45,000)	-
Intangible Assets, net	$855,000	$-

Amortization expense totaled $22,500 and $0 for the three months ended June 30, 2018 and 2017, respectively.

Amortization expense totaled $45,000 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Note 7 – Debt

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have an annual interest rate of 6%, are unsecured, and are due on demand. As of each of June 30, 2018 and December 31, 2017, the Company owed $109,030 to these third parties.

Interest expense for the three months ended June 30, 2018 and 2017 for the above loans amounted to $1,631 and $1,631, respectively.

Interest expense for the six months ended June 30, 2018 and 2017 for the above loans amounted to $3,244 and $3,035, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. As of June 30, 2018 and December 31, 2017, the Company owed $129,857 and $729,175 to these third parties, respectively.

Long term loan

In December 2015, the Company refinanced a loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the six months ended June 30, 2018 and 2017, the Company paid principal of $6,468 and $6,278, respectively, for the loan.

Future maturities of long term debt are as follows:

Six months ended December 31, 2018	$5,464
Year ended December 31, 2019	13,396
Total	18,860
Current portion of long term debt	(12,112)
Long term debt	$6,748

Interest expense for the three months ended June 30, 2018 and 2017 for the above loan amounted to $166 and $261, respectively.

Interest expense for the six months ended June 30, 2018 and 2017 for the above loan amounted to $355 and $544, respectively.

Note 8 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2017, advances totaled $471,603. As of June 30, 2018 and December 31, 2017, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended June 30, 2018 and 2017 for the above loan amounted to $12,487.

Interest expense for the six months ended June 30, 2018 and 2017 for the above loan amounted to $24,975.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the six months ended June 30, 2018 and 2017, advances totaled $62,316 and $22,737, respectively, and payments to Mr. Wang totaled $211,025 and $61,705, respectively. As of June 30, 2018 and December 31, 2017, the balance due to Mr. Wang, non-interest bearing, amounted to $2,642,237 and $2,790,946, respectively. This balance does not bear interest, is unsecured and is due on demand.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of each of June 30, 2018 and December 31, 2017, the Company owed $95,000 to such employee.

Advances from related parties, interest bearing

The Company has borrowed $30,000 from a related party to fund operations since July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10%, are unsecured and are due on demand. No repayments have been made for both the six month periods ended June 30, 2018 and 2017, respectively. As of each of June 30, 2018 and December 31, 2017, the Company owed $30,000 to this related party.

Interest expense for the three months ended June 30, 2018 and 2017 for the above loans amounted to $748.

Interest expense for the six months ended June 30, 2018 and 2017 for the above loans amounted to $1,488.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of each of June 30, 2018 and December 31, 2017, the Company owed $518,839 to these related parties.

Note 9 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Federal statutory rate	21.0%	34.0%	21.0%	34.0%
State statutory rate	7.0%	8.8%	7.0%	8.8%
Valuation allowance	(15.0)%	(42.7)%	(17.1)%	(42.7)%
Permanent difference *	(13.0)%	(0.1)%	(10.9)%	(0.1)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

*Represents 50% of meal and entertainment expenses and stock compensation expense that are not deductible in the Company’s U.S. tax returns.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $7,225,000 for Federal income taxes and $6,177,000 for California income taxes as of June 30, 2018. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $6,386,000 for Federal and is approximately $5,338,000 for California as of December 31, 2017, and will expire in the years 2031 to 2037. During the six months ended June 30, 2018 and 2017, the Company incurred net losses. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

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

The components of the deferred tax assets is as follows:

	June 30, 2018	December 31, 2017
Allowance for doubtful accounts	$18,663	$12,110
Net operating loss	1,930,060	1,701,704
Deferred tax assets	1,948,724	1,713,814
Valuation allowance	(1,948,724)	(1,713,814)
Deferred tax assets, net	$-	$-

Changes in the value allowance for deferred tax assets increased by $234,910 from $1,713,814 at December 31, 2017 to $1,948,724 at June 30, 2018.

As of June 30, 2018, federal tax returns filed for 2015 and 2016 remain subject to examination by the taxing authorities. As of June 30, 2018, California tax returns filed for 2014, 2015, and 2016 remain subject to examination by the taxing authorities. As of June 30, 2018, the Company’s federal and California income tax returns for 2017 have not been filed.

Note 10 – Commitments

Operating lease

The Company has contracted to rent office and warehouse space for its main corporate office through October 2018 and thereafter on a month-to-month basis without future commitment. In addition, the Company has contracted to rent a factory in Nevada on a month-to-month basis with a two-month notice before termination. The Company’s commitment for minimum lease payments under these operating leases as of June 30, 2018 for the following periods is as follow:

Six months ending December 31, 2018	$12,400

The Company incurred rent expense of $22,318 and $12,400 for the three months ended June 30, 2018 and 2017, respectively.

The Company incurred rent expense of $41,974 and $21,400 for the six months ended June 30, 2018 and 2017, respectively.

Note 11 – Equity

Share Distribution Plan

On June 30, 2017, the Company’s Board of Directors approved the following share distribution plans for the Company in accordance with appropriate time frames consistent with applicable law and in the best interests of the Company.

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

On July 15, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (1), as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients. As of the date of this report, Mr. Wang had distributed 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were distributed on February 14, 2018. The Company determined that these 1,500,000 shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 225-10-S99-4. The fair value of these shares were valued at $480,000 and recorded as stock-based compensation expenses in the Company’s six months ended June 30, 2018 consolidated statements of operations.

2) To thank the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces its financial difficulties, the Company would grant up to five million shares of common stock to these individuals upon approval by the Board of Directors, and the Company would complete the stock transfer. In connection with this transaction, Mr. Wang would voluntarily relinquish up to five million shares of common stock owned by him to the Company’s Treasury. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws.

On July 28, 2017, the Company’s Board of Directors approved the Company’s withdrawal from plan (2) , as the Board has determined that it is in the best interests of the Company and its shareholders that Mr. Wang distribute these shares directly to the intended recipients. As of the date of this report, Mr. Wang had distributed 4,181,592 shares pursuant to this plan. All of these 4,181,592 shares were distributed on February 14, 2018. The Company determined that these 4,181,592 shares distributed by Mr. Wang were at his own discretion and the recipients of the shares did not expect such distribution at the time when they, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces its financial difficulties.

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

Private placements

During the year ended December 31, 2017, the Company entered into a series of Securities Purchase Agreement with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 640,307 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $0.90 per share for an aggregate offering price of $576,637. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

During the six months ended June 30, 2018, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 1,474,574 shares of the Common Stock at a purchase price of $0.90 per share for an aggregate offering price of $1,327,098. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

During the six months ended June 30, 2018, the Company issued an aggregate of 46,668 shares of Common Stock to various unrelated third-party individuals for compensation for introducing private placement investors to the Company and which led to successfully raised capital. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. These shares were valued at $42,001, which was determined by using the associated private placement purchase price of $0.90 per share. The value of the shares was accounted for as a reduction of additional paid-in capital because the issuances were made as compensation for financing-related services in connection with the Company’s successful capital raise.

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

The issuance of the Purchase Shares was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The issuance of the Purchase Shares was contingent on the Seller or its designated recipient executing all certificates and other documents reasonably requested by the Company, the completion of the assignment of the assets subject to the Asset Sale (the “Acquired Assets”), and the completion of all applications for relevant business and manufacturing licenses for the Company’s benefit. The payment of the cash portion of the Purchase Price shall occur in two distributions: (i) the first, in the amount of $600,000, shall occur within six months of the date of the Purchase Agreement, and (ii) the second, in the amount of $400,000, shall occur within twelve months of the date of the Purchase Agreement. Each such distribution will be contingent on the completion of the transfer of the Acquired Assets and all permits and other governmental registrations and licenses relating to the Acquired Assets. The second distribution may be reduced by any indemnification claims against the Seller under the terms of the Agreement. The distribution of the Purchase Shares was completed in March 2018. The first installment payment of $600,000 was extended to December 31, 2018.

Common stock to be issued for consulting services

On November 9, 2017, the Company entered into a Planning and Establishing Services Agreement (the “Agreement”) with Fuzhou Wingo Brand Management LTD., a company incorporated in China (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain research and strategic planning services and to introduce investors to the Company (the “Services”). As compensation for the Services, the Company agreed to pay the Consultant RMB 50,000 (approximately $7,541) and issue to the Consultant 500,000 shares of its common stock, par value $0.001 (the “Shares”), in two installments. The first installment of 200,000 Shares was to be issued within twenty (20) days of the delivery of a report and investment strategy to the Company, and the second installment of 300,000 Shares shall be delivered following the completion of an investment of at least $3,000,000 in proceeds to the Company. The term of the Agreement for providing the investment strategy report is three months and can be extended for an additional one-month period. The term of the Agreement was extended to May 31, 2018. On May 4, 2018, the report of the investment strategy was completed and the first installment of 200,000 shares was issued to the Consultant. The valuation of these shares are valued at $44,000, determined using the closing price of the Company’s common stock on November 9, 2017 of $0.22 per share. The Company’s obligation to issue the second installment of 300,000 Shares shall remain effective indefinitely until the completion of an investment of at least $3,000,000 in proceeds to the Company and the issuance of such Shares.

Debt repayment

On May 1, 2018, the Company entered into a Debt Repayment Agreement (the “Repayment Agreement”) with certain creditors of the Company (the “Creditors”), pursuant to which the Company agreed to repay $360,000 debt owed to the Creditors in the form of 400,000 shares of Company’s common stock at a debt conversion rate of $0.90 per share (the “Debt Repayment”), which was determined by using the latest private placement purchase price of $0.90 per share. As a result, there was no gain/loss on being recorded in these transactions. The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Note 12 – Subsequent Events

Common stocks issued on consulting services

On July 1, 2018, the Company entered into an Investor Relations Agreement with an investor relation firm (the “IR Consultant”), pursuant to which the Company engaged the IR Consultant to provide up-listing consulting services. As compensation for the services, the Company agreed to issue to the IR Consultant 300,000 shares of its common stock, par value $0.001, in two installments. The first installment of 150,000 shares was issued on July 1, 2018, and the second installment of 150,000 shares shall be delivered on the first day on which the Company’s capital stock is listed on NYSE or NASDAQ.

Issuance of restricted common stocks

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. Thirty percent of the RSUs will vest on July 13, 2019, 30% of the RSUs will vest on July 13, 2020, and the remaining 40% of the RSUs will vest on July 13, 2021, in each case based on the employees’ continued employment, in good standing, by the Company. The valuation of these shares are valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and will be amortized ratably over the term of the vesting periods of three years on a straight line basis.

Private placements

On August 9, 2018, Merion, Inc. (the “Company”), entered into a Securities Purchase Agreement (the “First Purchase Agreement”) with Guiqin Lu (the “First Purchaser”), pursuant to which the Company agreed to sell to the First Purchaser in a private placement 5,000 shares (the “Lu Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.00 per Lu Share for an aggregate offering price of $5,000 (the “First Private Placement”). The First Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 9, 2018, Merion, Inc. (the “Company”), entered into a Securities Purchase Agreement (the “Second Purchase Agreement”) with Lijun Zhang (the “Second Purchaser”), pursuant to which the Company agreed to sell to the Second Purchaser in a private placement 15,000 shares (the “Zhang Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.00 per Zhang Share for an aggregate offering price of $15,000 (the “Second Private Placement”). The Second Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 9, 2018, Merion, Inc. (the “Company”), entered into a Securities Purchase Agreement (the “Third Purchase Agreement”) with Chuntian Cheng (the “Third Purchaser”), pursuant to which the Company agreed to sell to the Third Purchaser in a private placement 20,000 shares (the “Cheng Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.00 per Cheng Share for an aggregate offering price of $20,000 (the “Third Private Placement”). The Third Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 9, 2018, Merion, Inc. (the “Company”), entered into a Securities Purchase Agreement (the “Fourth Purchase Agreement”) with Shuhua Wu (the “Fourth Purchaser”), pursuant to which the Company agreed to sell to the Fourth Purchaser in a private placement 20,000 shares (the “Wu Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.00 per Wu Share for an aggregate offering price of $20,000 (the “Fourth Private Placement”). The Fourth Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 9, 2018, Merion, Inc. (the “Company”), entered into a Securities Purchase Agreement (the “Fifth Purchase Agreement”) with Qin Sun (the “Fifth Purchaser”), pursuant to which the Company agreed to sell to the Fifth Purchaser in a private placement 10,000 shares (the “Sun Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.00 per Sun Share for an aggregate offering price of $10,000 (the “Fifth Private Placement”). The Fifth Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

The representations, warranties and covenants contained in the First Purchase Agreement, Second Purchase Agreement, the Third Purchase Agreement, the Fourth Purchase Agreement and the Fifth Purchase Agreement (together, the “Agreements”) were made solely for the benefit of the parties to the Agreements. In addition, such representations, warranties and covenants (i) are intended as a way of allocating the risk between the parties to the Agreements and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by shareholders of, or other investors in, the Company. Accordingly, the Agreements are filed with this report only to provide investors with information regarding the terms of transactions, and not to provide investors with any other factual information regarding the Company. Shareholders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company. Moreover, information concerning the subject matter of the representations and warranties may change after the respective dates of the Agreements, which subsequent information may or may not be fully reflected in public disclosures.

Concurrently, the Company agreed to issue an aggregate of 5,600 shares of Common Stock to two unrelated third-party individuals for compensation for introducing the above mentioned private placement investors to the Company, which led to successfully raised capital. The issuances will also be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices, and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and skin-care and beauty products directly on the Internet through our websites, www.dailynu.com and www.merionus.com or selling directly to our wholesale distributors. During 2017, we introduced five nutritional supplement products. As of the filing date of this report, we continue to market our six individual nutritional supplement products and seven skin-care and beauty products on these websites. In addition, we currently have six individual nutritional supplement products and one skin-care and beauty products that we only sell to wholesale distributors. We also sell similar products of third parties on our websites.

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. With this newly purchased these assets from the Seller, we have started to manufacture some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplements manufacturing standards, including FDA and GMP compliance and cGMP regulations. In addition to manufacturing the nutritional supplements that we sell, we could produce hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplement export, softgel capsules and healthy foods from these assets for any potential new customers who need such products.

In the third and fourth quarters of 2018, we anticipate introducing more biological dietary supplements products such as 1) female dietary supplements, including but not limited to, weight loss and beauty products, 2) a natural aphrodisiac supplement for men, and 3) supplements that may aid the body in fighting cancer.

In July 2018, we entered into a cooperation agreement with a sales agent company in the PRC, which will promote our products in over 300 pharmaceutical chain stores in the Sichuan Province, PRC for a period of three years starting on August 1, 2018. In return, for each product that we sell through our website with the specified promotional code, we will pay a sales commission to the agent.

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

Our products are sensitive to business and personal discretionary spending levels, and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of volatility, and the future economic environment, while improving, continues to remain uncertain. This has led, and could further lead to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and results of operations.

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

	For the three months ended June 30,
				Percentage
	2018	2017	Change	Change
Total sales	$146,909	$87,501	$59,408	67.9%
Total cost of sales	25,642	33,761	(8,119)	(24.0)%
Gross profit	121,267	53,740	67,527	125.7%
Operating expenses
Selling	25,915	52,220	(26,305)	(50.4)%
General and administrative	387,705	280,283	107,422	38.3%
Stock compensation expense	44,000	-	44,000	100.0%
Total operating expenses	457,620	332,503	125,117	37.6%
Loss from operations	(336,353)	(278,763)	57,590	20.7%
Other income (expense), net	10,543	(18,198)	28,741	157.9%
Provision for income taxes	-	-	-	-%
Net loss	$(325,810)	$(296,961)	$28,849	9.7%

Total sales increased by approximately $59,000, or 67.9%, from approximately $88,000 in the three months ended June 30, 2017 to approximately $147,000 in the three months ended June 30, 2018. The increase of sales was mainly due to an increase of approximately $16,000 in sales from our Original Equipment Manufacturer (“OEM”) business of dietary supplements after the acquisition of the assets associated with the manufacture of dietary supplements, which we acquired in January 2018. During the second quarter of 2018, we produced two small batches of OEM dietary supplements and provided packaging services by assisting our customers to package their dietary supplements into capsules and then package those capsules in bottles with tagged label during the second quarter of 2018. The increase is also attributable to the increase in sales of our nutritional supplement products, Hepaticia and Auxia, which we started manufacturing in our Nevada factory, which increase was partially offset by the decrease in sales of our Dibeier Granules & Oral products.

The cost of sales decreased by approximately $8,000, or 24.0%, from approximately $34,000 in the three months ended June 30, 2017 to approximately $26,000 in the three months ended June 30, 2018. For the three months ended June 30, 2018, the majority of our product sales were attributable to our Hepaticia and Auxia products, which have a lower unit cost and higher profit margins as compared to our Dibeier Granules & Oral products, of which we sold more during the three months ended June 30, 2017. The cost of Hepaticia and Auxia products is generally lower as we started self-manufacturing those products in our Nevada factory in 2018 following the acquisition in January 2018, as compared to the cost of the Dibeier Granules & Oral products, which we purchased from a third-party manufacturer in 2017. The decrease in overall cost of sales was partially offset by the increase of our OEM production for the same reasons discussed above. As a result, our cost of sales decreased by approximately 24.0% in the three months ended June 30, 2018 as compared to the same period in 2017.

As a result, our gross margin percentage increased from approximately 61.4% in the three months ended June 30, 2017 to approximately 82.5% in the three months ended June 30, 2018.

Selling expenses decreased from approximately $52,000 in the three months ended June 30, 2017 to approximately $26,000 in the three months ended June 30, 2018. The decrease of approximately $26,000, or 50.4%, was mainly due to the decrease of the one-time marketing development expense of approximately $41,000 that we incurred for an agent to assist us in developing our PRC market and promoting our products during the three months ended June 30, 2017. We did not incur such expenses during the three months ended June 30, 2018. This decrease in selling expense was partially offset by an increase in shipping expenses, which is consistent with the increase in sales during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

General and administrative (“G&A”) expenses increased by approximately $107,000 from approximately $280,000 in the three months ended June 30, 2017 to approximately $388,000 in the three months ended June 30, 2018. General and administrative expenses increased mainly due to the increase in the Nevada factory operating expenses during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, during which period we were not operating the Nevada factory. In January 2018, we purchased machinery with its technological know-how in Nevada to produce our OEM products and nutritional supplements. However, our Nevada factory is currently working under capacity, for which we allocated approximately $76,000 fixed manufacturing overhead, including approximately $31,000 of depreciation and amortization expenses, approximately $10,000 of rental expenses, and $35,000 of salary expenses to G&A expenses. We also incurred approximately $28,000 various other miscellaneous G&A expenses in our Nevada factory, increase of bad debt expense of approximately $12,000, increase of payroll expense of $6,000 as we hired additional employees to meet our anticipated future demands in preparation for an expansion of our operations, and increases of other various G&A expenses of approximately $15,000 such as telephone expenses, computer and internet expenses, travel expenses, meals and entertainment and office supplies. The increase in G&A expenses was partially offset by the decrease in professional expenses of approximately $30,000 mainly due to lower professional expenses from our attorneys, auditors and consultants during the second quarter of 2018 as we completed our outstanding periodic filings with the SEC to become current as of May 2017. As a result, our operating expenses increased by approximately $107,000 during the three months ended June 30, 2018 as compared to the same period in 2017.

Stock compensation expense increased by $44,000 in the three months ended June 30, 2018 compared to the same period in 2017 as we issued 200,000 shares of our common stock valued at $44,000 to a consultant for research and strategic planning consulting services during the three months ended months ended June 30, 2018, and we did not incur any stock compensation expenses for the same period in 2017.

Other income increased by approximately $28,000 from approximately $18,000 of other expense in the three months ended June 30, 2017 to approximately $10,000 of other income in the three months ended June 30, 2018, mainly due to approximately $18,000 of fees charged to our shareholders in assisting them to obtain electronic stock certificates during the three months ended June 30, 2018.

Net loss from operations increased by approximately $29,000 from approximately $297,000 in the three months ended June 30, 2017 to approximately $326,000 in the three months ended June 30, 2018 mainly due to the reasons discussed above.

Comparison of the six months ended June 30, 2018 and 2017

	For the six months ended June 30,
				Percentage
	2018	2017	Change	Change
Total sales	$211,617	$119,997	$91,620	76.4%
Total cost of sales	52,820	39,493	13,327	33.7%
Gross profit	158,797	80,504	78,293	97.3%
Operating expenses
Selling	257,816	57,204	200,612	350.7%
General and administrative	808,340	666,143	142,197	21.3%
Stock compensation expense	524,000	-	524,000	100.0%
Total operating expenses	1,590,156	723,347	866,809	119.8%
Loss from operations	(1,431,359)	(642,843)	788,516	122.7%
Other income (expense), net	65,785	(36,047)	101,832	282.5%
Provision for income taxes	-	-	-	-%
Net loss	$(1,365,574)	$(678,890)	$(686,684)	101.1%

Total sales increased by approximately $92,000, or 76.4%, from approximately $120,000 in the six months ended June 30, 2017 to approximately $212,000 in the six months ended June 30, 2018. The increase is mainly attributable to the increase in sales of our nutritional supplement products, Hepaticia and Auxia, which we started manufacturing in our Nevada factory during that period, and our newly introduced beauty product, Noir Naturel, which such increases were partially offset by the decrease in sales of our Dibeier Granules & Oral products. The increase of sales was also due to the increase of sales of approximately $16,000 in our Original Equipment Manufacturer (“OEM”) business after the acquisition of the assets associated with the manufacture of dietary supplements, which were acquired in January 2018. We produced a few batches of OEM and packaging production during the six months ended June 30, 2018.

The cost of sales increased by approximately $13,000, or 33.7%, from approximately $39,000 in the six months ended June 30, 2017 to approximately $52,000 in the six months ended June 30, 2018. The increase in cost of sales was mainly attributable to the increase of our OEM production, which consistent with our increase in total OEM sales for the reasons discussed above. The increase in OEM cost of sales was partially offset by the decrease in cost of product sales. For the six months ended June 30, 2018, a majority of our products sales were attributable to our Hepaticia and Auxia products, which have a lower unit cost and higher profit margins as compared to our Dibeier Granules & Oral products, of which we sold more during the six months ended June 30, 2017. The cost of Hepaticia and Auxia products is generally lower as we started self-manufacturing the products in our Nevada factory in 2018 after the acquisition, as compared to the Granules & Oral products, which we purchased from a third-party manufacturer in 2017. As a result, in the six month period ended June 30, 2018, our cost of sales increased by approximately 33.7% and our sales increased by approximately 76.4% compared to the same period in 2017.

As discussed above, during the six months ended June 30, 2018, we began our own Hepaticia and Auxia production, which increased our overall gross profit percentage during the period because the unit cost of Hepaticia and Auxia products is generally lower due our self-manufacturing of the products, as compared to our Dibeier Granules & Oral products, of which we sold more during the six months ended June 30, 2017, and which we purchased from a third-party manufacturer in 2017. As a result, our gross margin percentage increased from approximately 67.1% in the six months ended June 30, 2017 to approximately 75.0% in the six months ended June 30, 2018.

Selling expenses increased from approximately $57,000 in the six months ended June 30, 2017 to approximately $258,000 in the six months ended June 30, 2018. The increase of approximately $201,000, or 350.7%, was mainly due to the increase of approximately $157,000 of marketing expenses relating to a conference we held in Hong Kong to promote our products during the first quarter of 2018 as well as approximately $54,000 in promotion expenses for our products that are expiring in May 2018 and which we are giving out as gifts to our customers. The increase was also attributable in part to an increase in shipping expenses, which is consistent with the increase in sales during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was partially offset by the decrease of the one-time marketing development expense of approximately $41,000 that we incurred for an agent to assist us in developing our PRC market and promoting our products during the six months ended June 30, 2017, which we did not incur again during the six months ended June 30, 2018.

General and administrative (“G&A”) expenses increased by approximately $142,000 from approximately $666,000 in the six months ended June 30, 2017 to approximately $808,000 in the six months ended June 30, 2018. General and administrative expenses increased mainly due to the increase in the Nevada factory operating expenses during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. In January 2018, we purchased machinery with its technological know-how in Nevada to produce our OEM products and nutritional supplements. However, our Nevada factory is currently working under capacity, and as a result we allocated approximately $131,000 fixed manufacturing overhead, including approximately $62,000 of depreciation and amortization expenses, approximately $20,000 of rental expenses, and $49,000 of salary expenses to G&A expenses. We also incurred approximately $50,000 various other miscellaneous G&A expenses in our Nevada factory, an increase of bad debt expense of approximately $23,000, an increase of payroll expense of $49,000 as we hired additional employees to meet our anticipated future demands in preparation for an expansion of our operations, and increases of other various G&A expenses such as telephone expenses, computer and internet expenses, travel expenses, meals and entertainment and office supplies, of approximately $29,000. The increase in G&A expenses was offset by the decrease in professional expenses of approximately $140,000 mainly due to lower professional expenses from our attorneys, auditors and consultants during the six months ended June 30, 2018 as we completed our outstanding periodic filings with the SEC to become current as of May 2017. As a result, our operating expenses increased by approximately $142,000 during the six months ended June 30, 2018 as compared to the same period in 2017.

Stock compensation expense increased by $524,000 in the six months ended June 30, 2018 compared to the same period in 2017 because Mr. Wang, our CEO and CFO, distributed 1,500,000 shares of his own stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. The Company determined that these 1,500,000 shares valued at $480,000 and distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 225-10-S99-4. In addition, we issued 200,000 shares of our common stock valued at $44,000 to a consultant for research and strategic planning consulting services during the six months ended months ended June 30, 2018, and comparatively we did not incur any stock compensation expenses for the same period in 2017. As a result, we incurred $524,000 stock compensation expense for the six months ended June 30, 2018.

Other income increased by approximately $102,000 from approximately $36,000 of other expense in the six months ended June 30, 2017 to approximately $66,000 of other income in the six months ended June 30, 2018, mainly due to approximately $102,000 of fees charged to our shareholders in assisting them to obtain electronic stock certificates and lab testing fees charged to our customers during the six months ended June 30, 2018.

Net loss from operations increased by approximately $686,000 from approximately $679,000 in the six months ended June 30, 2017 to approximately $1,365,000 in the six months ended June 30, 2018 mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2018, we had a cash balance of approximately $26,000, compared to a cash balance of approximately $5,000 at December 31, 2017.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and the purchase of assets commitment of $1.0 million, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the reduced liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need additional capital, our principal shareholder and Chief Executive and Financial Officer may lend money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

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

For the six months ended June 30, 2018, cash used in operating activities amounted to approximately $935,000 as compared to approximately $366,000 used in operating activities in the six months ended June 30, 2017. Cash used in operating activities for the six months ended June 30, 2018 mainly includes approximately $1,366,000 net loss, the increase of prepaid expenses of approximately $14,000, the decrease of accounts payable and accrued expenses of approximately $78,000, and the decrease of deferred revenue of approximately $128,000. This amount was partially offset by the decrease of inventory of approximately $17,000, the non-cash expense of $524,000 in stock based compensation, approximately $23,000 in bad debt expense, and approximately $81,000 in depreciation and amortization expenses.

For the six months ended June 30, 2018, financing activities provided approximately $956,000 as compared to approximately $370,000 during the six months ended June 30, 2017. Net cash received in the six months ended June 30, 2018 includes approximately $1,327,000 from the sale of our common stock through several private placements, approximately $23,000 from the stock subscription received resulted from prior period issuance of common stock, and approximately $62,000 from a loan from our principal shareholder and Chief Executive and Financial Officer. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $457,000, of which approximately $211,000 was paid to our principal shareholder and Chief Executive and Financial Officer, approximately $239,000 was paid to the unaffiliated third parties, and approximately $6,000 was paid on our bank loan.

The material terms of the loans from our principal shareholder and Chief Executive and Financial Officer, certain related parties and certain unaffiliated third parties are set forth below.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2017, advances totaled $471,603. As of June 30, 2018 and December 31, 2017, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended June 30, 2018 and 2017 for the above loan amounted to $12,487.

Interest expense for the six months ended June 30, 2018 and 2017 for the above loan amounted to $24,975.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the six months ended June 30, 2018 and 2017, advances totaled $62,316 and $22,737, respectively, and payments to Mr. Wang totaled $211,025 and $61,705, respectively. As of June 30, 2018 and December 31, 2017, the balance due to Mr. Wang, non-interest bearing, amounted to $2,642,237 and $2,790,946, respectively. This balance does not bear interest, is unsecured and is due on demand.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of each of June 30, 2018 and December 31, 2017, the Company owed $95,000 to such employee.

Advances from related parties, interest bearing

The Company has borrowed $30,000 from a related party to fund operations since July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10%, are unsecured and are due on demand. Repayment to this related party amounted to $0 for both the six months ended June 30, 2018 and 2017, respectively. As of each of June 30, 2018 and December 31, 2017, the Company owed $30,000 to this related party.

Interest expense for the three months ended June 30, 2018 and 2017 for the above loans amounted to $748.

Interest expense for the six months ended June 30, 2018 and 2017 for the above loans amounted to $1,488.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of each of June 30, 2018 and December 31, 2017, the Company owed $518,839 to these related parties.

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have an annual interest rate of 6%, are unsecured, and are due on demand. As of each of June 30, 2018 and December 31, 2017, the Company owed $109,030 to these third parties.

Interest expense for the three months ended June 30, 2018 and 2017 for the above loans amounted to $1,631 and $1,631, respectively.

Interest expense for the six months ended June 30, 2018 and 2017 for the above loans amounted to $3,244 and $3,035, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. As of June 30, 2018 and December 31, 2017, the Company owed $129,857 and $729,175 to these third parties, respectively.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2018 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2018, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

We have taken certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside CPA with U.S. GAAP knowledge and SEC reporting experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

The Company’s operations are relatively small and uncomplicated, and as our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2018, the Company entered into a series of Securities Purchase Agreements with various unrelated third-party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 715,011 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $643,500. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

During the six months ended June 30, 2018, the Company issued an aggregate of 46,668 shares of Common Stock to various unrelated third-party individuals for compensation for introducing private placement investors to the Company and which led to successfully raised capital. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	August 14, 2018	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer, Principal Financial and Principal Accounting Officer, Director	August 14, 2018

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Securities Purchase Agreement by and between Merion, Inc. and Guiqin Lu, dated August 9, 2018.

10.2	Securities Purchase Agreement by and between Merion, Inc. and Lijun Zhang, dated August 9, 2018.

10.3	Securities Purchase Agreement by and between Merion, Inc. and Chuntian Cheng, dated August 9, 2018.

10.4	Securities Purchase Agreement by and between Merion, Inc. and Shuhua Wu, dated August 9, 2018.

10.5	Securities Purchase Agreement by and between Merion, Inc. and Qin Sun, dated August 9, 2018.

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

