Form 10-Q
period 2018-09-30
Merion, Inc.
filed 2018-11-14
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 9, 2018, there were 172,539,364 issued and outstanding shares of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$3,017	$5,038
Accounts receivable, net	14,072	50,864
Inventories	57,093	80,769
Prepaid expenses	20,522	29,068
TOTAL CURRENT ASSETS	94,704	165,739

PROPERTY AND EQUIPMENT, net	407,904	41,249
INTANGIBLE ASSETS, net	832,500	-
TOTAL ASSETS	$1,335,108	$206,988

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,332,314	$297,164
Deferred revenue	1,522,660	1,610,236
Accrued bonus	679,800	679,800
Due to shareholder, interest bearing	471,603	-
Due to shareholder, non-interest bearing	2,660,190	2,790,946
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	518,839	518,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	109,030	109,030
Due to third parties, non-interest bearing	119,857	729,175
Current portion of long term debt	12,203	11,933
TOTAL CURRENT LIABILITIES	7,551,496	6,872,123

NON-CURRENT LIABILITIES:
Long term debt	3,386	13,395
Due to shareholder, interest bearing	-	471,603
TOTAL NON-CURRENT LIABILITIES	3,386	484,998

TOTAL LIABILITIES	7,554,882	7,357,121

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 172,523,164 and 169,161,896 shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively	172,523	169,162
Stock subscription receivable	-	(123,455)
Additional paid-in capital	15,433,724	11,870,808
Deferred stock compensation	(812,722)	-
Accumulated deficit	(21,013,299)	(19,066,648)
TOTAL SHAREHOLDERS' DEFICIT	(6,219,774)	(7,150,133)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,335,108	$206,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER, 2018 AND 2017

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
SALES
Product Sales	$24,484	$469,806	$169,742	$589,803
OEM and Packaging	29,076	-	80,564	-
TOTAL SALES	53,560	469,806	250,306	589,803

COST OF SALES
Product Sales	24,115	83,735	60,906	123,228
OEM and Packaging	22,079	-	38,108	-
Idle Capacity	45,852	-	178,961	-
TOTAL COST OF SALES	92,046	83,735	277,975	123,228

GROSS (LOSS) PROFIT	(38,486)	386,071	(27,669)	466,575

OPERATING EXPENSES
Selling expenses	28,548	14,130	271,493	71,334
General and administrative expenses	290,700	305,228	965,931	971,371
Stock compensation expense	150,000	-	674,000	-
Amortization of deferred stock compensation cost	58,653	-	58,653	-
Total operating expenses	527,901	319,358	1,970,077	1,042,705

INCOME (LOSS) FROM OPERATIONS	(566,387)	66,713	(1,997,746)	(576,130)

OTHER INCOME (EXPENSE), net
Other income	3,601	-	105,684	-
Finance expenses	(18,291)	(18,406)	(54,589)	(54,453)
Change in fair value of Rescission Liability - Type B Warrants	-	(372,316)	-	(372,316)
Total other income (expense), net	(14,690)	(390,722)	51,095	(426,769)

LOSS BEFORE INCOME TAXES	(581,077)	(324,009)	(1,946,651)	(1,002,899)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(581,077)	$(324,009)	$(1,946,651)	$(1,002,899)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	172,402,389	142,863,681	171,227,977	142,840,683

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,946,651)	$(1,002,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,846	23,950
Stock compensation expense	674,000	-
Stock compensation expense - sales commission	4,804	-
Amortization of deferred stock compensation	58,653	-
Bad debt expense	35,127	-
Change in fair value of Rescission Liability - Type B Warrants	-	372,316
Changes in operating assets and liabilities
Accounts receivable	1,665	77,931
Inventories	23,676	(5,862)
Prepaid expenses	8,546	(38,588)
Deposits and other assets	-	3,850
Accounts payable and accrued expenses	35,149	18,906
Deferred revenue	(87,576)	120,609
Accrued bonus	-	(2,556)
Net Cash Used in Operating Activities	(1,071,761)	(432,343)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	1,459,553	99,400
Advances from shareholder, non-interest bearing	84,041	34,937
Repayment of shareholder loan, non-interest bearing	(214,797)	(106,380)
Repayment of advances from related parties, interest bearing	-	(15,000)
Advances from third parties, non-interest bearing	-	472,000
Repayment of advances from third parties, non-interest bearing	(249,318)	(42,117)
Principal payments of debt	(9,739)	(9,453)
Net Cash Provided by Financing Activities	1,069,740	433,387

Net Change in Cash	(2,021)	1,044

Cash, beginning of period	5,038	2,054

Cash, end of period	$3,017	$3,098

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$47,452	$47,525

Non-cash transactions of investing and operating activities
Purchase of machinery and intangible assets - Unpaid	$1,000,000	$-
Stock issued for purchase of machinery and intangible assets	$320,000	$-
Stock issued for debt settlement	$360,000	$-
Stock issued on deferred stock compensation	$20,375	$-

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

The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. Having purchased these assets from the Seller, the Company intends to manufacture some of the nutritional supplements that it sells. These assets meet all industry nutritional and dietary supplements manufacturing standards, including FDA and GMP compliance and cGMP regulations. In addition to manufacturing the nutritional supplements that it sells, the Company also anticipates starting production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplement export, softgel capsules and healthy food from these assets for any potential new customers who need these products, similar to Original Equipment Manufacturer (“OEM”) business. In May 2018, the Company began manufacturing certain of the nutritional supplements that it sells.

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

Enterprise wide disclosure

The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines (Product sales and OEM and packaging sales) for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC section 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Accounts receivable	$92,475	$94,140
Allowance for doubtful accounts	(78,403)	(43,276)
Accounts receivable, net	$14,072	$50,864

Movement of allowance for doubtful accounts is as follows:

	Nine months ended September 30, 2018	Year ended December 31, 2017
	(Unaudited)

Beginning balance	$43,276	$25,236
Provision for doubtful accounts	35,127	18,040
Ending balance	$78,403	$43,276

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

Impairment of Long-Lived Assets

Long-lived assets, including property, equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2018 and December 31, 2017, no impairment of long-lived assets was recognized.

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

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contracts and invoices; and the sales price to the customer is fixed upon acceptance of the sales contract. Sales rebates or discounts are recognized as a reduction of revenue. The Company recognizes revenue when controls of the goods are transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured. These revenues are recognized at a point in time after all performance obligations are satisfied.

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $1,136 and $2,896 for the three months ended September 30, 2018 and 2017, respectively, and totaled $4,299 and $5,101 for the nine months ended September 30, 2018 and 2017, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of September 30, 2018 and December 31, 2017 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of September 30, 2018 and December 31, 2017.

The majority of the Company’s product sales are generated from China. Product sales generated from other countries or within the United States are immaterial to our financial statements. Currently, all of the Company’s OEM and packaging sales are generated from the United States. While all products are priced in U.S. currency, the Company accepts payments in both U.S. dollars and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $7,774 and $13,967 for the three months ended September 30, 2018 and 2017, respectively, and totaled $23,672 and $24,824 for the nine months ended September 30, 2018 and 2017, respectively.

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

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These common stock equivalents are not included when the Company has a loss because they would be anti-dilutive. There were no potential dilutive securities for the three and nine months ended September 30, 2018 and 2017.

Concentration of Credit Risk

- Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had no uninsured balances at September 30, 2018.

- Major Customers and Suppliers

For the three months ended September 30, 2018, two customer accounted for approximately 40% (28% and 12%) of the Company’s sales and for the three months ended September 30, 2017, one customer accounted for approximately 29% of the Company’s sales.

For the nine months ended September 30, 2018, two customers accounted for approximately 55% (42% and 13%) of the Company’s sales and for the nine months ended September 30, 2017, one customer accounted for approximately 36% of the Company’s sales.

For the three months ended September 30, 2018, three suppliers accounted for approximately 66% (32%, 18% and 16%, respectively) of the Company’s product purchases and for the three months ended September 30, 2017, three suppliers accounted for approximately 89% (35%, 27% and 27%, respectively) of the Company’s product purchases.

For the nine months ended September 30, 2018, three suppliers accounted for approximately 50% (25%, 14% and 11%, respectively) of the Company’s product purchases and for the nine months ended September 30, 2017, three suppliers accounted for approximately 92% (35%, 30% and 27%, respectively) of the Company’s product purchases.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU will have a material effect on the Company’s unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material effect on the Company’s unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 4 – Inventories

Inventories consist of raw materials for production and finished goods available for resale, and can be categorized as:

	September 30, 2018	December 31, 2017
Raw materials	$33,429	$-
Work-in-progress	8,068	-
Finished goods	15,596	80,769
Inventories	$57,093	$80,769

Note 5 – Property and Equipment

Property and equipment consist of following:

	September 30, 2018	December 31, 2017
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Machinery	420,000	-
Total	781,369	361,369
Less: accumulated depreciation and amortization	(373,465)	(320,120)
Property and equipment, net	$407,904	$41,249

Depreciation expense totaled $17,290 and $7,949 for the three months ended September 30, 2018 and 2017, respectively.

Depreciation expense totaled $53,346 and $23,950 for the nine months ended September 30, 2018 and 2017, respectively.

Note 6 – Intangible Assets

Intangible assets consist of following:

	September 30, 2018	December 31, 2017
Technological know-how	$900,000	$-
Total	900,000	-
Accumulated amortization	(67,500)	-
Intangible Assets, net	$832,500	$-

Amortization expense totaled $22,500 and $0 for the three months ended September 30, 2018 and 2017, respectively.

Amortization expense totaled $67,500 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Note 7 – Debt

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have an annual interest rate of 6%, are unsecured, and are due on demand. As of each of September 30, 2018 and December 31, 2017, the Company owed $109,030 to these third parties.

Interest expense for the three months ended September 30, 2018 and 2017 for the above loans amounted to $1,649 and $1,649, respectively.

Interest expense for the nine months ended September 30, 2018 and 2017 for the above loans amounted to $4,893 and $4,684, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. As of September 30, 2018 and December 31, 2017, the Company owed $119,857 and $729,175 to these third parties, respectively.

Long term loan

In December 2015, the Company refinanced a loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the nine months ended September 30, 2018 and 2017, the Company paid principal of $9,739 and $9,453, respectively, for the loan.

Future maturities of long term debt are as follows:

Three months ended December 31, 2018	$2,194
Year ended December 31, 2019	13,395
Total	15,589
Current portion of long term debt	(12,203)
Long term debt	$3,386

Interest expense for the three months ended September 30, 2018 and 2017 for the above loan amounted to $141 and $237, respectively.

Interest expense for the nine months ended September 30, 2018 and 2017 for the above loan amounted to $496 and $781, respectively.

Note 8 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2017, advances totaled $471,603. As of September 30, 2018 and December 31, 2017, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 is to be repaid on February 1, 2019.

Interest expense for the three months ended September 30, 2018 and 2017 for the above loan amounted to $12,488.

Interest expense for the nine months ended September 30, 2018 and 2017 for the above loan amounted to $37,463.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the nine months ended September 30, 2018 and 2017, advances totaled $84,041 and $34,937, respectively, and payments to Mr. Wang totaled $214,797 and $106,380, respectively. As of September 30, 2018 and December 31, 2017, the balance due to Mr. Wang, non-interest bearing, amounted to $2,660,190 and $2,790,946, respectively. This balance does not bear interest, is unsecured and is due on demand.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of each of September 30, 2018 and December 31, 2017, the Company owed $95,000 to such employee.

Advances from related parties, interest bearing

The Company has borrowed $30,000 from a related party to fund operations since July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10%, are unsecured and are due on demand. No repayments have been made during either of the nine month periods ended September 30, 2018 and 2017. As of each of September 30, 2018 and December 31, 2017, the Company owed $30,000 to this related party.

Interest expense for the three months ended September 30, 2018 and 2017 for the above loans amounted to $756.

Interest expense for the nine months ended September 30, 2018 and 2017 for the above loans amounted to $2,244.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of each of September 30, 2018 and December 31, 2017, the Company owed $518,839 to these related parties.

Note 9 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Federal statutory rate	21.0%	34.0%	21.0%	34.0%
State statutory rate	7.0%	5.8%	7.0%	5.8%
Valuation allowance	(17.8)%	12.2%	(17.3)%	(25.0)%
Permanent difference *	(10.2)%	(52.0)%	(10.7)%	(14.8)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

*Represents 50% of meal and entertainment expenses and stock compensation expense that are not deductible in the Company’s U.S. tax returns.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $6,767,000 for Federal income taxes and $6,767,000 for California income taxes as of September 30, 2018. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $6,386,000 for Federal and is approximately $5,338,000 for California as of December 31, 2017, and will expire in the years 2031 to 2037. During the nine months ended September 30, 2018 and 2017, the Company incurred net losses. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21% beginning in 2018. Accordingly, we have re-measured our deferred tax assets as of December 31, 2017. However, this re-measurement had no effect on the Company’s income tax expense as the Company provides a 100% valuation allowance on its deferred tax assets.

The components of the deferred tax assets is as follows:

	September 30, 2018	December 31, 2017
Allowance for doubtful accounts	$21,940	$12,110
Net operating losses	1,871,878	1,701,704
Deferred tax assets	1,893,818	1,713,814
Valuation allowance	(1,893,818)	(1,713,814)
Deferred tax assets, net	$-	$-

Changes in the value allowance for deferred tax assets increased by $180,004 from $1,713,814 at December 31, 2017 to $1,893,818 at September 30, 2018.

As of September 30, 2018, federal tax returns filed for 2015, 2016 and 2017 remain subject to examination by the taxing authorities. As of September 30, 2018, California tax returns filed for 2014, 2015, 2016 and 2017 remain subject to examination by the taxing authorities.

Note 10 – Commitments

Operating lease

The Company has contracted to rent office and warehouse space for its main corporate office through October 2018 and thereafter on a month-to-month basis of $3,100 per month without future commitment. In addition, the Company has contracted to rent a factory in Nevada on a month-to-month basis with a two-month notice before termination. The Company’s commitment for minimum lease payments under these operating leases as of September 30, 2018 for the following periods is as follow:

Three months ending December 31, 2018	$3,100

The Company incurred rent expense of $20,392 and $5,346 for the three months ended September 30, 2018 and 2017, respectively.

The Company incurred rent expense of $62,366 and $26,746 for the nine months ended September 30, 2018 and 2017, respectively.

Note 11 – Equity

Share Distribution Plan

1) On July 15, 2017, the Board approved Mr. Dinghua Wang, the Chairman and CEO of the Company to distribute up to 30 million of his own shares to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions would need to be included on the securities.

As of the date of this report, Mr. Wang had distributed 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were distributed on February 14, 2018 pursuant to Regulation S under the Securities Act of 1933. The Company determined that these shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 220-10-S99-4. The fair value of these shares were valued at $480,000 and recorded as stock-based compensation expenses in the Company’s nine months ended September 30, 2018 consolidated statements of operations.

2) On July 28, 2017, the Company’s Board of Directors approved Mr. Dinghua Wang, the Chairman and CEO of the Company to distribute up to 5 million of his own shares to the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces its financial difficulties. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws.

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

3) On June 30, 2017, the Company’s Board of Directors approved that the Company can grant up to twenty million shares (from authorized but unissued shares of its common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan will be implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933.

On September 30, 2018, the Company issued 15,500 shares to the Company’s sales agents outside the U.S. The shares are valued at $4,804, determined using the closing price of the Company’s common stock on the applicable issuance dates and recognized in the captioned “selling expenses” in the accompanying condensed statements of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2018.

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

During the nine months ended September 30, 2018, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 1,583,574 shares of the Common Stock at an average purchase price of $0.91 per share for an aggregate offering price of $1,436,098. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

During the nine months ended September 30, 2018, the Company issued an aggregate of 55,388 shares of Common Stock to various unrelated third-party individuals located outside the United States as compensation for introducing private placement investors to the Company and which led to successfully raised capital. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. These shares were valued at $50,403, which was determined by using the associated average private placement purchase price of $0.91 per share. The value of the shares was accounted for as a reduction of additional paid-in capital because the issuances were made as compensation for financing-related services in connection with the Company’s successful capital raise.

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

Purchase of assets

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The cash and cash equivalents, minute books, stock ledger and other company records, as well as raw materials and customer lists remained with the Seller, and the Company assumed the Seller’s obligations under a lease of real property used in the Seller’s business.

The issuance of the Purchase Shares was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The issuance of the Purchase Shares was contingent on the Seller or its designated recipient executing all certificates and other documents reasonably requested by the Company, the completion of the assignment of the assets subject to the Asset Sale (the “Acquired Assets”), and the completion of all applications for relevant business and manufacturing licenses for the Company’s benefit. The payment of the cash portion of the Purchase Price shall occur in two distributions: (i) the first, in the amount of $600,000, shall occur within six months of the date of the Purchase Agreement, and (ii) the second, in the amount of $400,000, shall occur within twelve months of the date of the Purchase Agreement. Each such distribution will be contingent on the completion of the transfer of the Acquired Assets and all permits and other governmental registrations and licenses relating to the Acquired Assets. The second distribution may be reduced by any indemnification claims against the Seller under the terms of the Agreement. The distribution of the Purchase Shares was completed in March 2018. The payment date for the first installment payment of $600,000 was extended to December 31, 2018.

Common stock to be issued for consulting services

On November 9, 2017, the Company entered into a Planning and Establishing Services Agreement (the “Agreement”) with Fuzhou Wingo Brand Management LTD., a company incorporated in China (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain research and strategic planning services and to introduce investors to the Company (the “Services”). As compensation for the Services, the Company agreed to pay the Consultant RMB 50,000 (approximately $7,541) and issue to the Consultant 500,000 shares of its common stock, par value $0.001 (the “Shares”), in two installments. The first installment of 200,000 Shares was to be issued within twenty (20) days of the delivery of a report and investment strategy to the Company, and the second installment of 300,000 Shares shall be delivered following the completion of an investment of at least $3,000,000 in proceeds to the Company. The term of the Agreement for providing the investment strategy report was three months and could be extended for an additional one-month period. The term of the Agreement was extended to May 31, 2018. On May 4, 2018, the report of the investment strategy was completed and the first installment of 200,000 shares was issued to the Consultant. These shares are valued at $44,000, determined using the closing price of the Company’s common stock on November 9, 2017 of $0.22 per share. The Company’s obligation to issue the second installment of 300,000 Shares shall remain effective indefinitely until the completion of an investment of at least $3,000,000 in proceeds to the Company and the issuance of such Shares.

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

Common stock issued for consulting services

On July 1, 2018, the Company entered into an Investor Relations Agreement with an investor relations firm (the “IR Consultant”), pursuant to which the Company engaged the IR Consultant to provide up-listing consulting services. As compensation for the services, the Company agreed to issue to the IR Consultant 300,000 shares of its common stock, par value $0.001, in two installments. The first installment of 150,000 shares was issued on July 1, 2018, and the second installment of 150,000 shares shall be delivered on the first day on which the Company’s capital stock is listed on the NYSE or NASDAQ. These shares are valued at $150,000, determined using the closing price of the Company’s common stock on July 1, 2018 of $1.00 per share. For the three and nine months ended September 30, 2018, stock compensation expenses of these shares amounted to $150,000.

On August 30, 2018, the Company entered into two advisory agreements with two advisors (the “Financial Advisors”), pursuant to which the Company engaged the Financial Advisors to provide certain Financial Advisory services for a service period of six months. As compensation for the services, the Company agreed to issue the Financial Advisors an aggregate of 67,916 shares of its common stock, par value $0.001. The valuation of these shares are valued at $20,375, determined using the closing price of the Company’s common stock on August 30, 2018 of $0.30 per share. For the three and nine months ended September 30, 2018, amortization of deferred stock compensation of these shares amounted to $3,396 and $16,979 are capitalized as deferred stock compensation as services have not been performed as of September 30, 2018.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. 30% percent of the RSUs will vest on July 13, 2019, 30% of the RSUs will vest on July 13, 2020, and the remaining 40% of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares are valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and will be amortized ratably over the term of the vesting periods of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three and nine months ended September 30, 2018, amortization of deferred stock compensation of these shares amounted to $55,257. Deferred stock compensation of $812,722 are capitalized as a reduction of shareholders’ equity (deficit) as the services have not been performed as of September 30, 2018.

The following table summarizes unvested restricted common stock activity for the nine months ended September 30, 2018:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2017	-	$-
Granted	2,300,000	0.37
Vested	-	-
Forfeited	-	-
Outstanding as of September 30, 2018	2,300,000	$0.37

Note 12 – Other Income (Expense), net

Change in fair value of Rescission Liability - Type B Warrants

During 2009 and 2010, the Company’s predecessor, E-World CA, issued a total of 2,491,108 type B warrants as sales incentive compensation to sales members. The type B warrants entitled the holders to collectively receive 2,491,108 common shares upon a going public event in the U.S. as specified in the warrant. No additional consideration for the common shares was required upon exercise. Upon the merger of E-World CA with and into the Company in 2011, the Company issued to those sales members replacement type B warrants with substantially similar terms and conditions (the “Type B Warrants”). During 2012, 2,485,708 of the Company’s Type B Warrants were exercised for shares of common stock. The Type B Warrants may have been issued and exercised in violation of United States federal securities laws. The Company recorded “Rescission Liabilities – Type B Warrants” at the fair value of the shares issued upon exercise of these warrants. The fair value of the common shares was initially estimated using comparable sales of common stock prior to August 9, 2017. The Company determined that comparable sales of stock is more reliable as the fair value because goods or services received cannot be reliably measured. The fair value of the Type B warrants as of December 31, 2016 was $249,111.

On August 9, 2017, the Company’s common stock resumed trading in the OTC market. As a result, the Company began valuing the fair value of the common shares using the closing price of the Company’s common stock. The fair value of the Type B warrants as of September 30, 2017 was $621,427. As a result, the Company recorded a loss of $372,316 for the change in fair value of Rescission Liabilities for the three and nine months ended September 30, 2017.

Note 13 – Subsequent Events

Private placements

Subsequent to September 30, 2018 and until the date of this report, the Company entered into a series of Securities Purchase Agreement with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 15,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per share for an aggregate offering price of $15,000. The sales were completed pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended. Concurrently, the Company issued an aggregate of 1,200 shares of Common Stock to an unrelated third-party individual as compensation for introducing private placement investors to the Company and which led to successfully raised capital.

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

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices, and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and skin-care and beauty products directly on the Internet through our websites, www.dailynu.com and www.merionus.com or selling directly to our wholesale distributors. During 2017, we introduced five nutritional supplement products. As of the filing date of this report, we continue to market our six individual nutritional supplement products and seven skin-care and beauty products on these websites. In addition, we currently have six individual nutritional supplement products and one skin-care and beauty product that we only sell to wholesale distributors. We also sell similar products of third parties on our websites.

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

In the fourth quarter of 2018, we anticipate introducing more biological dietary supplements products such as 1) female dietary supplements, including but not limited to, weight loss and beauty products, and 2) supplements that may aid the body in fighting cancer. During the third quarter of 2018, we successfully launched a natural aphrodisiac supplement for men.

In July 2018, we entered into a cooperation agreement with a sales agent company in the PRC, which was to promote our products in over 300 pharmaceutical chain stores in the Sichuan Province, PRC for a period of three years starting on August 1, 2018. In return, for each product that we sell through our website with the specified promotional code, we will pay a sales commission to the agent. The cooperation agreement did not start as we anticipated as the sales agent decided to only commit to promoting our products with one store. We anticipate that the sale agent will increase the promotion of our projects with additional stores if the agent sees positive feedback and high demand for our products.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

	For the three months ended September 30,
				Percentage
	2018	2017	Change	Change
Total sales	$53,560	$469,806	$(416,246)	(88.6)%
Total cost of sales	92,046	83,735	8,311	9.9%
Gross profit (loss)	(38,486)	386,071	(424,557)	(110.0)%
Operating expenses
Selling	28,548	14,130	14,418	102.0%
General and administrative	290,700	305,228	(14,528)	(4.8)%
Stock compensation expense	150,000	-	150,000	100.0%
Amortization of deferred stock compensation	58,653	-	58,653	100.0%
Total operating expenses	527,901	319,358	208,543	65.3%
Income (loss) from operations	(566,387)	66,713	(633,100)	(949.0)%
Other income (expense), net	(14,690)	(390,722)	(376,032)	(96.2)%
Provision for income taxes	-	-	-	-%
Net loss	$(581,077)	$(324,009)	$257,068	79.3%

Total sales decreased by approximately $416,000, or 88.6%, from approximately $470,000 in the three months ended September 30, 2017 to approximately $53,560 in the three months ended September 30, 2018. The decrease of sales was mainly due to decreases in sales of three of our products, Auxia, Capsule of Beauty and Hepatica, which we newly introduced in June and July 2017. During the three months ended September 30, 2018, the market for Auxi, Capsule of Beauty and Hepatica started to become saturated. The decrease was slightly offset by the increase of sales of our natural aphrodisiac supplement for men, which we initially introduced in September 2018. As a result, our sales has decreased significantly during the three months ended September 30, 2018 as compared to the same period in 2017.

The cost of sales increased by approximately $8,000, or 9.9%, from approximately $84,000 in the three months ended September 30, 2017 to approximately $92,000 in the three months ended September 30, 2018. For the three months ended September 30, 2018, we wrote down approximately $7,000 of our Dibeier Granules & Oral products, for which we experienced some issues during the shipping process with abnormal temperature condition that led to us disposing them. We do not expect to incur such cost going forward as we are fully aware of this situation and to ensure such issues will not recur going forward. In addition, we incurred approximately $46,000 of idle capacity cost in our Nevada factory as we have been operating under capacity in the factory. As a result, our cost of sales increased while our sales went down during the three months ended September 30, 2018 as compared to the same period in 2017.

Our overall gross margin (loss) percentage decreased from approximately 82.2% in the three months ended September 30, 2017 to approximately (71.9)% in the three months ended September 30, 2018 mainly due to our product mix, the issues during the shipping process with our Dibeier Granules & Oral products described above and the idle capacity cost.

Our product sales gross margin percentage decreased from approximately 82.2% in the three months ended September 30, 2017 to approximately 1.5% in the three months ended September 30, 2018. For the three months ended September 30, 2018, the majority of our product sales were attributable to our beauty product, Noir Naturel, which has a lower profit margin compared to our Auxia, Capsule of Beauty and Hepatica products, which comprised the majority of our product sales in the three months ended September 30, 2017. As a result, our product sales gross margin percentage decreased significantly during the three months ended September 30, 2018 as compared to the same period in 2017.

Selling expenses increased from approximately $14,000 in the three months ended September 30, 2017 to approximately $28,000 in the three months ended September 30, 2018. The increase of approximately $14,000, or 102.0%, was mainly due to the increases of marketing, advertising and promotional expenses of approximately $13,000 as we are trying to expand our sales channels, increase of commission expense of approximately $5,000 for shares based compensation to our sales agents, which was partially offset by the decrease of shipping expenses of approximately $4,000 as a result of the decreased sales.

General and administrative (“G&A”) expenses decreased by approximately $15,000 from approximately $305,000 in the three months ended September 30, 2017 to approximately $291,000 in the three months ended September 30, 2018. General and administrative expenses decreased mainly due to lower professional expenses of approximately $52,000 from our attorneys, auditors and consultants during the third quarter of 2018 due to higher fees incurred in the three months ended September 30, 2017, as we were paying extra legal fees while transitioning to new legal counsel to better serve our operational needs. The decrease was partially offset by the increase of approximately $29,000 related to various other miscellaneous G&A expenses in our Nevada factory and the increase of approximately $8,000 related to various other miscellaneous G&A expenses in our headquarter office. As a result, our operating expenses decreased during the three months ended September 30, 2018 as compared to the same period in 2017.

Stock compensation expense increased by $150,000 in the three months ended September 30, 2018 compared to the same period in 2017 as we issued 150,000 shares of our common stock valued at $150,000 to an investor relations consulting firm to provide up-listing consulting services during the three months ended months ended September 30, 2018, and we did not incur any stock compensation expenses for the same period in 2017.

Amortization of deferred stock compensation increased by approximately $59,000 in the three months ended September 30, 2018 compared to the same period in 2017 of which $55,000 related to the amortization of the value of 2,300,000 shares of restricted shares of common stock to our three employees, which have a vesting period of three years. In addition, we also issued 67,916 shares of our common stock valued at $20,375 during the three months ended September 30, 2018 to two financial advisors to provide certain financial advisory services for a period of six months, and amortized such cost of approximately $4,000. We did not incur any amortization of deferred stock compensation for the same period in 2017.

Other expense decreased by approximately $0.4 million from approximately $391,000 in the three months ended September 30, 2017 to approximately $15,000 in the three months ended September 30, 2018, mainly due to approximately $372,000 of loss in change in fair value of our Warrant Recession Liability – Type B warrants during the three months ended September 30, 2017.

Net loss from operations increased by approximately $257,000 from approximately $324,000 net loss in the three months ended September 30, 2017 to approximately $581,000 net loss in the three months ended September 30, 2018 mainly due to the reasons discussed above.

Comparison of the nine months ended September 30, 2018 and 2017

	For the nine months ended September 30,
				Percentage
	2018	2017	Change	Change
Total sales	$250,306	$589,803	$(339,497)	(57.6)%
Total cost of sales	277,975	123,228	154,747	125.6%
Gross profit	(27,669)	466,575	(494,244)	(105.9)%
Operating expenses
Selling	271,493	71,334	200,159	280.6%
General and administrative	965,931	971,371	(5,440)	(0.6)%
Stock compensation expense	674,000	-	674,000	100.0%
Amortization of deferred stock compensation	58,653	-	58,653	100.0%
Total operating expenses	1,970,077	1,042,705	927,372	88.9%
Loss from operations	(1,997,746)	(576,130)	(1,421,616)	246.8%
Other income (expense), net	51,095	(426,769)	477,864	(112.0)%
Provision for income taxes	-	-	-	-%
Net loss	$(1,946,651)	$(1,002,899)	$943,752	94.1%

Total sales decreased by approximately $339,000, or 57.6%, from approximately $590,000 in the nine months ended September 30, 2017 to approximately $250,000 in the nine months ended September 30, 2018. The decrease of sales was mainly due to decreases in sales of three of our products, Auxia, Capsule of Beauty and Hepatica, which we newly introduced in June and July 2017, as well as the decrease in sales of our nutritional supplement products, Dibeier Granules & Oral, which were introduced in March 2016. During the nine months ended September 30, 2018, the market for Auxi, Capsule of Beauty, Hepatica and Dibeier Granules & Oral started to become saturated. The decrease was partially offset by the increase of sales of our natural aphrodisiac supplement for men, which we initially introduced in September 2018. As a result, our sales has decreased significantly during the nine months ended September 30, 2018 as compared to the same period in 2017.

The cost of sales increased by approximately $155,000, or 125.6%, from approximately $123,000 in the nine months ended September 30, 2017 to approximately $278,000 in the nine months ended September 30, 2018. For the nine months ended September 30, 2018, we have wrote down approximately $7,000 of our Dibeier Granules & Oral products, for which we experienced some issues during the shipping process with abnormal temperature condition that led to us disposing them. We do not expect to incur such cost going forward as we are fully aware of this situation and to ensure such issues will not recur going forward. In addition, we incurred approximately $179,000 of idle capacity cost in our Nevada factory as we have been operating under capacity in the factory. As a result, our cost of sales increased while our sales went down during the nine months ended September 30, 2018 as compared to the same period in 2017.

Our overall gross margin (loss) percentage decreased from approximately 79.1% in the nine months ended September 30, 2017 to approximately (11.1)% in the nine months ended September 30, 2018 mainly due to the quality issues with our Dibeier Granules & Oral products described above and the idle capacity cost.

Our product sales gross margin percentage decreased from approximately 79.1% in the nine months ended September 30, 2017 to approximately 64.1% in the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the majority of our product sales were attributable to our beauty product, Noir Naturel, which has a lower profit margin compared to our Auxia, Capsule of Beauty, Hepatica and Dibeier Granules & Oral products, which comprised the majority of our product sales in the nine months ended September 30, 2017. As a result, our product sales gross margin percentage decreased significantly during the nine months ended September 30, 2018 as compared to the same period in 2017.

Selling expenses increased from approximately $71,000 in the nine months ended September 30, 2017 to approximately $271,000 in the nine months ended September 30, 2018. The increase of approximately $200,000, or 280.6%, was mainly due to the increase of approximately $157,000 of marketing expenses relating to a conference we held in Hong Kong to promote our products in March 2018, other marking expenses of approximately $25,000 as we are trying to expand our sales channels, as well as approximately $54,000 in promotion expenses for our products that expired in May 2018 and which we gave out as gifts to our customers in March 2018, and the increase of commission expense of approximately $5,000 in relation to the share-based compensation to our sales agents. The increase was partially offset by the decrease of the one-time marketing development expense of approximately $41,000 that we incurred for an agent to assist us in developing our PRC market and promoting our products during the nine months ended September 30, 2017, which we did not incur again during the nine months ended September 30, 2018.

General and administrative (“G&A”) expenses decreased by approximately $5,000 from approximately $971,000 in the nine months ended September 30, 2017 to approximately $966,000 in the nine months ended September 30, 2018. General and administrative expenses decreased mainly due to the decrease in professional expenses of approximately $193,000, mostly due to lower professional expenses from our attorneys, auditors and consultants during the nine months ended September 30, 2018 as we completed our outstanding periodic filings with the SEC and became current as of May 2017. The decrease was partially offset by the increase of approximately $78,000 related to various other miscellaneous G&A expenses in our Nevada factory, the increase of approximately $9,000 for computer and internet expenses, the increase of approximately in $19,000 in payroll and payroll tax expense, the increase of approximately $7,000 in travel expense, the increase of approximately $40,000 related to various other miscellaneous G&A expenses in our headquarter office, and an increase of bad debt provision of approximately $35,000. As a result, our operating expenses decreased during the nine months ended September 30, 2018 as compared to the same period in 2017.

Stock compensation expense increased by $674,000 during the nine months ended September 30, 2018 compared to the same period in 2017 because Mr. Wang, our CEO and CFO, distributed 1,500,000 shares of his own stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company with developing its international market. The Company determined that these 1,500,000 shares valued at $480,000 and distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 220-10-S99-4. In addition, we issued 200,000 shares of our common stock valued at $44,000 to a consultant for research and strategic planning consulting services during the nine months ended months ended September 30, 2018, and comparatively we did not incur any stock compensation expenses for the same period in 2017. Furthermore, we issued 150,000 shares of our common stock valued at $150,000 to an investor relations consulting firm to provide up-listing consulting services during the nine months ended months ended September 30, 2018, and we did not incur any stock compensation expenses for the same period in 2017. As a result, we incurred $674,000 stock compensation expense for the nine months ended September 30, 2018.

Amortization of deferred stock compensation increased by approximately $59,000 in the nine months ended September 30, 2018 compared to the same period in 2017 of which $55,000 related to the amortization of the value of 2,300,000 shares of restricted share of common stock to our three employees, which have a vesting period of three years. In addition, we also issued 67,916 shares of our common stock valued at $20,375 during the nine months ended September 30, 2018 to two financial advisors to provide certain financial advisory services for a period of six months and amortized such cost of approximately $4,000. We did not incur any amortization of deferred stock compensation for the same period in 2017.

Other income increased by approximately $478,000 from approximately $427,000 of other expense in the nine months ended September 30, 2017 to approximately $51,000 of other income in the nine months ended September 30, 2018, mainly due to approximately $372,000 of loss in change in fair value of our Warrant Recession Liability – Type B warrants during the nine months ended September 30, 2017 and approximately $106,000 of fees charged to our shareholders in assisting them to obtain electronic stock certificates and lab testing fees charged to our customers during the nine months ended September 30, 2018.

Net loss from operations increased by approximately $944,000 from approximately $1.0 million in the nine months ended September 30, 2017 to approximately $1.9 million in the nine months ended September 30, 2018 mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2018, we had a cash balance of approximately $3,000, compared to a cash balance of approximately $5,000 at December 31, 2017.

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

For the nine months ended September 30, 2018, cash used in operating activities amounted to approximately $1.1 million as compared to approximately $432,000 used in operating activities in the nine months ended September 30, 2017. Cash used in operating activities for the nine months ended September 30, 2018 mainly includes approximately $1.9 million net loss, and the decrease of deferred revenue of approximately $88,000. This amount was partially offset by the decrease of inventories of approximately $24,000, the decrease of prepaid expenses of approximately $9,000, the increase of accounts payable and accrued expenses of approximately $29,000, the non-cash expense of $121,000 of depreciation and amortization, the non-cash expense of approximately $679,000 in stock based compensation, the non-cash expense of amortization of deferred stock compensation, and approximately $35,000 in bad debt expense.

For the nine months ended September 30, 2018, financing activities provided approximately $1.1 million as compared to approximately $433,000 during the nine months ended September 30, 2017. Net cash received in the nine months ended September 30, 2018 includes approximately $1.5 million from the sale of our common stock through several private placements and the stock subscription receivable from prior period issuance of common stock, and approximately $84,000 from a loan from our principal shareholder and Chief Executive and Financial Officer. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $474,000, of which approximately $215,000 was paid to our principal shareholder and Chief Executive and Financial Officer, approximately $249,000 was paid to the unaffiliated third parties, and approximately $10,000 was paid on our bank loan.

The material terms of the loans from our principal shareholder and Chief Executive and Financial Officer, certain related parties and certain unaffiliated third parties are set forth in Note 7 and Note 8 of the accompanying notes to unaudited condensed financial statements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2018 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2018, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

1. Lack of Accounting and Finance Expertise in U.S. GAAP – Our current number of accounting staff is relatively small, and we lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2018, the Company issued an aggregate of 55,388 shares of Common Stock to various unrelated third-party individuals as compensation for introducing private placement investors to the Company and which led to successfully raised capital. Such issuances were made on the following dates in the following amounts:

•	8,889 shares were issued on April 2, 2018;
•	22,223 shares were issued on May 18, 2018;
•	6,667 shares were issued on May 23, 2018;
•	1,778 shares were issued on May 31, 2018;
•	7,111 shares were issued on June 28, 2018;
•	an aggregate 7,920 shares were issued on August 9, 2018 in three transactions; and
•	800 shares were issued on September 19, 2018.

The above issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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
______________

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	November 14, 2018	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer,	November 14, 2018
Principal Financial and Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEYACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

