Form 10-K
period 2018-12-31
Merion, Inc.
filed 2019-03-28
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-173681

Merion, Inc.
(Exact name of registrant as specified in its charter)

Nevada	5122	45-2898504
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)

100 N. Barranca St #1000 West Covina, CA	91791
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (626) 331-7570

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC markets on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $73,010,617 based on 70,202,516 shares of common stock at the price of $1.04.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 176,237,844 shares as of March 26, 2019.

MERION, INC.

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

PART I

Item 1. Description of Business

Introduction

Merion, Inc. is a provider of health and nutritional supplements and personal care products. Currently, we mainly sell our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors through phone and electronic communication. Our major customers of our nutritional and beauty products are located in the Asian market, predominantly in the People’s Republic of China. Our major customers of our Original Equipment Manufacturer (“OEM”) and packaging products are located in the United States.

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

Products

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the Internet through our websites, www.dailynu.com and www.merionus.com. As of the date of filing of this report, we market twelves individual nutritional supplement products, four of which were introduced in 2018, and one beauty product, which was also introduced in 2018, on these websites. We are no longer selling similar products of third parties on our websites.

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. With the purchase of these assets, we started to manufacture some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplement manufacturing standards, including U.S. Food and Drug Administration and Good Manufacturing Practice compliance and Current Good Manufacturing Practice regulations. In addition to manufacturing the nutritional supplements that we sell, we have the ability to produce hard capsules, tablets, solid beverages (sachet packaging), teabags, powder, granules, dietary supplements, softgel capsules and health foods from these assets for any potential new customers who need such products. These are the products that were added to our existing products, similar to our OEM and packaging businesses.

Company Products

Our nutritional supplement products are made according to a micro molecular nutrition formula. To achieve the maximum effect of products, micro molecular health foods were designed to be absorbed by cells directly with minimum chemical conversion, which we believe promotes faster absorption. We believe our company is one of only a few companies in the market which are using a micro molecular nutrition formula.

In November and December 2016, our Dibeier Granules & Oral products successfully passed inspection by the Shenzhen Academy of Metrology & Quality Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). Copies of these two inspection reports were filed as exhibits to the Company’s Form 10-K for 2015 filed on February 7, 2017. As a result, we were able to directly export these products to the China market and sell them at nutritional supplement stores in China as food, rather than only through our website. However, we are still exploring potential wholesale distributors to import these products.

In June and July 2017, we introduced three new nutritional supplement products: Hepaticia, Auxia, and Capsule of Beauty. In October 2017, we introduced two nutritional supplement products: AntiGrey and Cell Vitality. Hepacticia is a nutritional supplement product that may support liver health. Auxia is a nutritional supplement that may support kidney health. Capsule of Beauty is a nutritional supplement that may prevent wrinkles and support nail health. AntiGrey is a nutritional supplement that may prevent grey hair. Cell Vitality is a nutritional supplement that may support eye health. As of the date of filing of this report, we are no longer selling Hepaticia, Auxia, Capsule of Beauty, AntiGrey and Cell Vitality, as the market demands for these products were not up to our expectations.

In January 2018, we introduced a new beauty product, Noir Naturel, a gentle formula for grey coverage from the first application into hair.

In September 2018, we introduced three different types of natural aphrodisiac supplements for men that may support kidney health, improve immunity, enhance physical fitness, eliminate fatigue, improve sexual desire and enhance body energy, strength and sexual ability.

In 2019, we anticipate introducing 1) Lady-S, a female dietary supplement that may assist on weight loss, 2) Gold King, a nutritional supplement that may provide antioxidant support and liver health, 3) New Power, a nutritional supplement that may support heart health, 4) Taibao, a nutritional supplement that may enhance physical performance and energy metabolism, and 5) M-Power, a nutritional supplement that may provide anti-aging support.

The nutritional supplements’ and beauty products’ formulas do not have patent protection.

Sales breakdown

	2018	2017

Nutritional and beauty products	69%	100%

OEM and packaging products	31%	0%

Currently, the Company does not have plans to expand its business beyond the nutritional products and beauty sector and the OEM and packaging sector.

All nutrition and beauty products are sold in China and all OEM and packaging products are sold in the U.S.

Return and Refund Policy for Our Products

Merion guarantees the quality of its products, and will exchange any product found to be defective. Additionally, customers can apply for a 90% refund of the original purchase price of purchased products within 60 days of purchase. When products are returned, they must be unopened and resalable. All shipping fees for product exchanges or returns must be fully paid by customers. All of the returned products must not be damaged and must be within the valid shelf-life period specified on the product label. In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs.

For the years ended December 31, 2018 and 2017, there were no return of products.

Sourcing and Production

Our Products

During the years ended December 31, 2018 and 2017, we acquired our ingredients from the suppliers and contracted for production of our proprietary products from manufacturers that we believe are reliable, reputable and deliver high quality materials, products and services. During the year ended December 31, 2018, we also acquired our ingredients from suppliers for direct production in our Nevada factory. In 2018, three suppliers accounted for approximately 47.4% of our purchases: Sunland Nutrition Inc. (12.6%), Pure Valley Nutrition (12.1%), and McGoGene, LLC (22.7%). In 2017, three suppliers accounted for approximately 94.0% of our purchases: SUSS Technology Corp. (29.3%), Oxyultra Inc. (25.1%), and McGoGene, LLC (39.6%). The loss of one or more of these suppliers could result in a potential loss of our sales and revenues if we cannot find a substitute quickly or upon favorable terms.

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

We maintain good relationships with our suppliers and do not anticipate that any of our suppliers will terminate such relationships in the near term. We also have ongoing relationships with secondary and tertiary suppliers. In the event that we become unable to source any products or ingredients from our major suppliers, we believe that we would be able to produce or replace those products or substitute source these ingredients from our secondary and tertiary suppliers without great difficulty or significant increases to our cost of goods sold.

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”). The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. Having purchased these assets from the Seller, we have begun manufacturing some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplements manufacturing standards, including FDA and GMP compliance and cGMP regulations. In addition to manufacturing the nutritional supplements that we sell, we also anticipate starting production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements for export, softgel capsules and healthy food from these assets for any potential new customers who need this product.

For nutritional products and beauty products, we purchase our ingredients from third parties and contract with a third-party manufacturer for further processing the raw materials into final products to be sold. We did not own a manufacturing plant for product processing prior to January 1, 2018. We only provided self-developed formulas to be manufactured. Our company is able to obtain the ingredients necessary for production of our nutritional supplements.

We also maintain good relationships with our manufacturers and do not anticipate that any of our manufacturers will terminate such relationships in the near term. In the event we become unable have our products manufactured by our major manufacturers, we believe that we would be able to reallocate production to our other manufacturers or locate other manufacturers without great difficulty or significant increases to our cost of goods sold.

In addition, we maintain good relationships with our wholesale distributors in China and our OCM and packing customers and do not anticipate that any of those parties will terminate such relationships in the near term. In 2018, two customers accounted for approximately 39.5% of our sales: Nanyu Zhu (27.4%) and Yan Zhu. (12.1%). In 2017, two customers accounted for approximately 51.2% of our sales: Nanyu Zhu (36.4%) and Meiwen Yu (14.8%). The loss of one or more customers could result in a potential loss of our sales and a negative effect on our operations if we cannot find one or more substitutes.

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

Competition

The market for nutritional products is large and intensely competitive. The Company competes directly with companies that manufacture and market nutritional products. The Company competes with other companies in the nutritional products industry by emphasizing the uniqueness, value and premium quality of the Company’s products and convenience of the Company’s Internet sales system. Many of the Company’s competitors have much greater name recognition and financial resources than the Company. In addition, nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through the Internet, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company’s product offerings are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

Marketing Plan

The Company promotes its products through its websites and newspaper advertisements. During the early stages of website implementation, the Company offered coupon codes for certain products to generate sales and website traffic, but has since discontinued this practice.

The majority of the Company’s sales on nutritional and beauty products were generated from China for the years ended December 31, 2018 and 2017.

Since June 2014, we mainly sold our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors. In March 2016, we launched an Affiliate Marketing Program, which has already been terminated.

We believe that consumers have become more confident in ordering products like ours over the Internet. However, the nutritional supplement and skin care product e-business markets have been, and continue to be, increasingly competitive, and are rapidly evolving.

The Company’s marketing approach also use the Company’s CEO sales network and relationships to approach distributors to purchase the Company’s products in fiscal year 2018 and 2017.

Share Distribution Plans

1) On July 15, 2017, the Board approved Mr. Dinghua Wang, the Chairman and CEO of the Company, to distribute up to thirty million of his own shares to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions would need to be included on the securities.

As of the date of this report, Mr. Wang had distributed 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were distributed on February 14, 2018 pursuant to Regulation S under the Securities Act of 1933. The Company determined that these shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 220-10-S99-4. The fair value of these shares were valued at $480,000 and recorded as stock-based compensation expenses in the Company’s year ended December 31, 2018 consolidated statements of operations.

2) On July 28, 2017, the Company’s Board of Directors approved Mr. Dinghua Wang, the Chairman and CEO of the Company, to distribute up to five million of his own shares to the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces financial difficulty. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws.

As of the date of this report, Mr. Wang had distributed 4,181,592 shares pursuant to this plan. All of these 4,181,592 shares were distributed on February 14, 2018. The Company determined that these 4,181,592 shares distributed by Mr. Wang were at his own discretion and the recipients of the shares did not expect such distribution at the time when they, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces financial difficulty.

3) On June 30, 2017, the Company’s Board of Directors approved the grant of up to twenty million shares (from authorized but unissued shares of the Company’s common stock) to persons outside the U.S. who sell Company products, based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan has been, and will continue to be, implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933.

During the year ended December 31, 2018, the Company issued 64,500 shares to the Company’s sales agents outside the U.S. The shares are valued at $32,249, determined using the monthly closing price of the Company’s common stock on the applicable issuance dates, and recognized in the captioned “selling expenses” in the accompanying statements of operations and other comprehensive income (loss) for the year ended December 31, 2018.

Intellectual Property

We have no registered trademarks or patents in the United States. We have common law ownership rights under U.S. trade secret law for the formulations for eleven of our twelve Nutritional Supplements (all except O2 Cell Power). We also have common law ownership rights for the formulation of our Noir Naturel product.

The formulation of the O2 Cell Power product is owned by Oxygen America, Inc., which manufactures this product and packages it with Company designed packaging under an oral agreement with us. We are authorized by this supplier under oral agreement to sell this product worldwide under our brand name without infringing any rights of Oxygen America, Inc.

The Company has obtained a Trademark Registration in China for the name of “Dibeier” (or Mandarin pinyin: “Nuo Lin”) with trademark application number 20669799. Under Chinese law, this trademark is valid for an indefinite period, as there is no expiration date.

The Company has obtained a Trademark Registration in China for the name of “DailyNu” with trademark application number 20683305. Under Chinese law, this trademark is valid for an indefinite period, as there is no expiration date.

Other than the aforementioned trademarks, we do not own any other registered trademarks, trade names or other governmentally approved intellectual property rights for those products.

Research and Development

In 2018, we continued our efforts to internally develop an online platform called “E-Hospital”. We anticipate that E-Hospital will provide the latest and the most advanced U.S. health care information and products, including legally exported nutrition supplements and newly-released medication for local hospitals and other medical institutes, in China through the Internet. We are in the process of contacting doctors who will be partnering with our E-Hospital platform to provide periodic video consultation and overseas medical lectures to promote the exchange of medical information and developments. The collaboration of E-Hospital with overseas local hospitals will strengthen the recognition, popularity and reputation of overseas local hospitals, as well as expand the market share and increase the competitiveness of these hospitals.

We expect that the E-Hospital Services will eventually provide the following benefits:

•	High quality remote treatment anywhere, to suit individual lifestyles;
•	Coordinate medication delivered directly to patients;
•	Facilitate access to the latest US medical treatments;
•	Provide an internet forum for communication and sharing between doctors and doctors, doctors and patients, or patient to patient; and
•	Facilitate access to safe and high quality nutritional supplements, which are becoming increasingly difficult to obtain in polluted countries such as China.

The E-Hospital Services will also include the following:

•	Facilitate access to effective advanced medication, therapeutic nutritional supplements and health products;
•	Facilitate access to cutting-edge medical health knowledge;
•	Coordinate prescriptions, legally issued by all E-Hospital affiliated doctors;
•	Feature services and new medications promoted by our local hospital partners;
•	Provide access to live video consultations with U.S. doctors, medical lectures, and product shipping and customer service;

As we are currently developing the E-Hospital platform, we do not have an estimate for when we will ready to launch the platform. There can be no assurance that we will be able to successfully to launch the platform. The Company has currently put the project on hold in 2019.

Research and development expenses for the years ended December 31, 2018 and 2017 were $7,549 and $1,310, respectively.

Government Regulation

Given uncertainties relating to our compliance with personal network marketing laws in foreign jurisdictions, the Company discontinued sales through the network marketing model in 2014, and began selling directly to end-user customers from our website.

We believe we are no longer subject to personal network marketing regulations. Nonetheless, we are still subject to federal, state, local and foreign regulations. Various governmental agencies have an impact on our business, including but not limited to the U.S. Food and Drug Administration. Regulations promulgated by the FDA cover product ingredients, manufacturing, distribution, marketing, sales, compensation and taxation, to name a few. All of our products have certificates of free sales issued by the FDA Center for Food Safety and Applied Nutrition. If the Company were to fail to meet standards required by these regulations, then the Company could be prohibited from selling its products.

The Company plans to export its Dibeier Products into China to be sold over-the-counter in retail locations such as nutritional product stores, rather than only through our websites. Under Chinese law, to import these products into China, the Company must provide the Inspection Report from the Provincial Quality Supervision and Inspection Institution. In November and December 2016, our Dibeier Granules & Oral products successfully passed inspection by the Shenzhen Academy of Metrology & Quality Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). The Company also obtained the Product Chinese Name registration from local SAIC and the trademark registration in September 2016 from the Trademark Office of State Administration for Industry & Commerce of China (“SAIC”). The Company currently has no binding contracts or agreements with any person or entity in China to purchase and import the Dibeier Products. The Company is currently reviewing U.S. and Chinese import/export regulations regarding the sale of Dibeier Products and will not commence the export and sale of Dibeier Products until it believes that it is fully in compliance with these regulations.

Employees

We have the following employees:

•	Full time: 11
•	Operations – 6
•	Administrative – 2
•	Management – 2
•	Sales – 1

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

We have had a history of losses since inception.

For the years ended December 31, 2018 and 2017, we had net losses of approximately $3.1 million and $1.0 million, respectively. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. Our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. With our cash on hand as of December 31, 2018, management has concluded under generally accepted accounting principles that there is substantial doubt about our ability to continue as a going concern for the next twelve months from the date of this filing. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations our shareholders will likely suffer a complete loss of their investments in our securities.

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

Our business strategy depends in large part on our ability to develop new product sales from current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, regulatory compliance, product registrations, package design, product testing, pilot production runs, and the build-up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time we generate net sales from new products or customers, and it is possible that we may not generate material revenue from new products or customers after incurring such expenditures. If we incur significant expenses and investments in creating and purchase inventory that we are not able to recover our cost, and we are not able to compensate for those expenses, our operating results could be adversely affected.

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

We are currently dependent on a limited number of independent suppliers and manufacturers of our products that cannot be manufactured in our Nevada factory, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease.

We currently rely entirely on a limited number of third parties to supply and manufacture our products that cannot be manufactured in our Nevada factory. Our products are manufactured on a purchase order basis only and manufacturers can terminate their relationships with us at will. These third party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our distributors and customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all our third party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers we may not be able to duplicate the exact profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our business caused by difficulties in obtaining supplies.

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

Compliance with new and existing laws and governmental regulations could increase our costs significantly and adversely affect our results of operations.

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For example, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary ingredients and dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). Dietary supplements and dietary ingredients that do not comply with FDA’s regulations and/or the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) will be deemed adulterated or misbranded. Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded, and the FDA may take enforcement action against any adulterated or misbranded dietary supplement on the market. The FDA has broad enforcement powers. If we violate applicable regulatory requirements, the FDA may bring enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements with respect to those products. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

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

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.

Our future ability to operate a platform for e-Hospital and expert medical services in a particular jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. Accordingly, if the e-Hospital platform becomes operations, we will be required to monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, would be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare, in one or more jurisdictions may change in a manner that is harmful to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Ding Hua Wang, a member of the Board of Directors and our Chief Executive and Financial Officer, beneficially owns 101,469,512 shares, or 57.6%, of our outstanding common stock. Mr. Wang will be able to exercise voting rights with respect to these shares of common stock, and has the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock. As a board member and officer, Mr. Wang owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, even a controlling shareholder, Mr. Wang is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property

We rent the following properties:

California offices and warehouses

•

Address/Size:

9550 Flair Dr., #302, El Monte, CA 91731 (Terminated in March 2019)

9550 Flair Dr., #306, El Monte, CA 91731(Terminated in March 2019)

100 N Barranca Street #1000, West Covina, CA 91791 with 5,216 square feet

•	Term of Lease: #302 & 306 – From March 2015 through October 2018, month to month thereafter (Terminated in March 2019) #1000 – From March 2019 through February 2024

•	Monthly Rental: #302 & 306 – $3,000 from March 2015 to March 2017 and $3,100 from April 2017 to October 2018. (Terminated in March 2019) #1000

o	$10,954 from March 2019 to February 2020
o	$11,282 from March 2020 to February 2021
o	$11,621 from March 2021 to February 2022
o	$11,969 from March 2022 to February 2023
o	$12,328 from March 2023 to February 2024

Nevada manufacturing facility

•	Address/Size: 1883 Whitney Mesa Drive, Henderson, NV 89014

•	Term of Lease: Month to month with 2 months’ advance notice for termination.

•	Monthly Rental: $3,500

We believe our current facilities, including warehousing facilities, are fully suitable and adequate for our business, and that our facilities in Nevada are not currently used at full capacity.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is qualified for quotation on the OTCQB Market under the symbol “EWLU.”

There were no trades in our Common Stock prior to August 9, 2017, as we were not current in our SEC filings. On August 9, 2017, we resumed trading on the OTC Pink Open Market. On February 28, 2018, we up-listed our trading market from the OTC Pink Open Market to the OTCQB Market. The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by OTC Pink Open Market and OTCQB Market for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low
2018	December 31	$1.02	$0.22
2018	September 30	$1.03	$0.30
2018	June 30	$1.45	$0.81
2018	March 31	$1.09	$0.30
2017	December 31	$0.60	$0.20
2017	September 30	$0.80	$0.05
2017	June 30	$-	$-
2017	March 31	$-	$-

Holders of Common Stock

As of March 26, 2019, there were 176,237,844 shares of our common stock issued and outstanding and there were approximately 5,132 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	-	$-	-
Total	-	$-	-

Recent Sales of Unregistered Securities

None.

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

Overview

Our Company is a provider of health and nutritional supplements and personal care products. Currently, we are mainly selling our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors through phone and electronic communication. Our major customers of our nutritional and beauty products are located in the Asian market, predominantly in the People’s Republic of China. Our major customers of our OEM and packaging products are located in the United States.

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the Internet through our websites, www.dailynu.com and www.merionus.com. As of the date of filing of this report, we market twelves individual nutritional supplement products, four of which were introduced in 2018, and one beauty product, which was also introduced in 2018, on these websites. We are no longer selling similar products of third parties on our websites.

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller was one of our major suppliers during the year ended December 31, 2017. Upon purchasing these assets from the Seller, we started to manufacture some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplement manufacturing standards, including U.S. Food and Drug Administration and Good Manufacturing Practice compliance and Current Good Manufacturing Practice regulations. In addition to manufacturing the nutritional supplements that we sell, we have the ability to produce hard capsules, tablets, solid beverages (sachet packaging), teabags, powder, granules, dietary supplements, softgel capsules and health foods from these assets for any potential new customers who need such products. These are the products that were added to our existing products, similar to our OEM and packaging businesses.

In January 2018, we introduced a new beauty product, Noir Naturel, a gentle formula for grey coverage from the first application into hair.

In September 2018, we introduced three different types of natural aphrodisiac supplements for men that may support kidney health, improve human immunity, enhance physical fitness, eliminate fatigue, improve sexual desire and enhance body energy, strength and sexual ability.

In 2019, we anticipate introducing a female dietary supplement that may assist with weight loss.

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

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

	For the years ended December 31,
				Percentage
	2018	2017	Change	Change
Total sales	$379,026	$760,172	$(381,146)	(50.1%)
Total cost of sales	358,041	156,874	201,167	128.2%
Gross profit	20,985	603,298	(582,313)	(96.5%)
Operating expenses
Selling	335,628	82,091	253,537	308.8%
General and administrative	1,248,519	1,235,376	13,143	1.1%
Stock compensation expense	674,000	-	674,000	100%
Amortization of deferred stock compensation	133,190	-	133,190	100%
Impairment loss of long-lived assets	810,000	-	810,000	100%
Total operating expenses	3,201,337	1,317,467	1,883,870	143.0%
Loss from operations	(3,180,352)	(714,169)	2,466,183	345.3%
Other income (expense), net	34,334	(320,613)	354,947	110.7%
Provision for income taxes	800	800	-	-%
Net loss	$(3,146,818)	$(1,035,582)	$2,111,236	203.9%

Total sales decreased by approximately $381,000, or 50.1%, from approximately $760,000 in the year ended December 31, 2017 to approximately $379,000 in the year ended December 31, 2018. The decrease of sales was mainly due to decreases in sales of three of our products, Auxia, Capsule of Beauty and Hepatica, which we newly introduced in June and July 2017, as well as the decrease in sales of our nutritional supplement products, Dibeier Granules & Oral, which were introduced in March 2016. During the year ended December 31, 2018, the market for Auxia, Capsule of Beauty, Hepatica and Dibeier Granules & Oral started to become saturated by our products. The decrease was partially offset by the increase of sales of our natural aphrodisiac supplement for men, which we initially introduced in September 2018. As a result, our sales decreased significantly during the year ended December 31, 2018 as compared to the prior year.

The cost of sales increased by approximately $201,000, or 128.2%, from approximately $157,000 in the year ended December 31, 2017 to approximately $358,000 in the year ended December 31, 2018. For the year ended December 31, 2018, we wrote down approximately $7,000 of our Dibeier Granules & Oral products, they experienced some issues during the shipping process with abnormal temperature conditions that led to us dispose of the products. We do not expect to incur such costs going forward, as we are fully aware of this situation and believe such issues will not recur. In addition, we incurred approximately $196,000 of idle capacity cost in our Nevada factory, as we have been operating under capacity in the factory. As a result, our cost of sales increased while our sales went down during the year ended December 31, 2018 as compared to the prior year.

Our overall gross margin percentage decreased from approximately 79.4% in the year ended December 31, 2017 to approximately 5.5% in the year ended December 31, 2018, mainly due to the quality issues with our Dibeier Granules & Oral products described above and the idle capacity cost.

Our product sales gross margin percentage decreased from approximately 79.4% in the year ended December 31, 2017 to approximately 70.6% in the year ended December 31, 2018. For the year ended December 31, 2018, the majority of our product sales were attributable to our beauty product, Noir Naturel, which has a lower profit margin compared to our Auxia, Capsule of Beauty, Hepatica and Dibeier Granules & Oral products, which comprised the majority of our product sales in the year ended December 31, 2017. As a result, our product sales gross margin percentage decreased significantly during the year ended December 31, 2018 as compared to the prior year.

Selling expenses increased from approximately $82,000 in the year ended December 31, 2017 to approximately $336,000 in the year ended December 31, 2018. The increase of approximately $254,000, or 308.8%, was mainly due to the increase of approximately $131,000 of marketing expenses relating to a conference we held in Hong Kong to promote our products in March 2018, an increase in other marking expenses of approximately $63,000 as we worked to expand our sales channels, as well as approximately $54,000 in promotional expenses for our products that expired in May 2018 and which we gave out as gifts to our customers in March 2018, and the increase of commission expense of approximately $32,000 in relation to the share-based compensation to our sales agents. The increase was partially offset by the decrease of the one-time marketing development expense of approximately $41,000 that we incurred for an agent to assist us in developing our PRC market and promoting our products during the year ended December 31, 2017, which we did not incur again during 2018.

General and administrative (“G&A”) expenses increased by approximately $13,000 from approximately $1,235,000 in the year ended December 31, 2017 to approximately $1,248,000 in the year ended December 31, 2018. General and administrative expenses increased mainly due to the increase of approximately $106,000 related to various other miscellaneous G&A expenses in our Nevada factory, the increase of approximately $7,000 for computer and internet expenses, the increase of approximately $9,000 in travel expenses, the increase of approximately $7,000 related to other miscellaneous G&A expenses in our headquarters, and an increase of bad debt provision of approximately $47,000. The increase was partially offset by the decrease in professional expenses of approximately $163,000, mostly due to lower professional expenses from our attorneys, auditors and consultants during the year ended December 31, 2018 as we completed our outstanding periodic filings with the SEC and became current as of May 2017. As a result, our operating expenses increased slightly during the year ended December 31, 2018 as compared to the same period in 2017.

Stock compensation expenses increased by $674,000 during the year ended December 31, 2018 compared to the same period in 2017 because Mr. Wang, our CEO and CFO, distributed 1,500,000 shares of his own stock to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company with developing its international market. The Company determined that these 1,500,000 shares, valued at $480,000 and distributed by Mr. Wang, were related to the Company’s operations in accordance to ASC 220-10-S99-4. In addition, we issued 200,000 shares of our common stock valued at $44,000 to a consultant for research and strategic planning consulting services during the year ended December 31, 2018, and comparatively we did not incur any stock compensation expenses during 2017. Furthermore, we issued 150,000 shares of our common stock valued at $150,000 to an investor relations consulting firm to provide up-listing consulting services during the year ended December 31, 2018, and we did not incur any stock compensation expenses during 2017. As a result, we incurred $674,000 in stock compensation expense for the year ended December 31, 2018.

Amortization of deferred stock compensation increased by approximately $133,000 in the year ended December 31, 2018 as compared to 2017, of which $119,000 related to the amortization of the value of 2,300,000 shares of restricted shares of common stock to three employees, which all have a vesting period of three years. In addition, we also issued 67,916 shares of our common stock valued at $20,375 during the year ended December 31, 2018 to two financial advisors to provide certain financial advisory services for a period of six months and amortized such cost of approximately $14,000. We did not incur any amortization of deferred stock compensation during 2017.

Other income increased by approximately $355,000 from approximately $321,000 of other expense in the year ended December 31, 2017 to approximately $34,000 of other income in the year ended December 31, 2018, mainly due to approximately $248,000 of loss in change in fair value of our Warrant Recession Liability – Type B warrants during the year ended December 31, 2017 and approximately $109,000 of income for fees charged to our shareholders in assisting them to obtain electronic stock certificates and lab testing fees charged to our customers during the year ended December 31, 2018.

Net loss from operations increased by approximately $2.1 million from approximately $1.0 million in the year ended December 31, 2017 to approximately $3.1 million in the year ended December 31, 2018 mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of December 31, 2018, we had a cash balance of approximately $296,000, compared to a cash balance of approximately $5,000 at December 31, 2017.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and an outstanding commitment of $1.0 million in relation to the purchase of assets associated with the manufacture of dietary supplements, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the reduced liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need additional capital, our principal shareholder and Chief Executive and Financial Officer may lend money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

Management has concluded under U.S. generally accepted accounting principles that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenue and working capital. If we are unable to generate significant revenue or secure financing, we may be required to cease or limit our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

For the year ended December 31, 2018, cash used in operating activities amounted to approximately $1.5 million as compared to approximately $669,000 used in operating activities in the year ended December 31, 2017. Cash used in operating activities for the year ended December 31, 2018 mainly included approximately $3.1 million net loss, the increase of prepaid expenses of approximately $41,000 as we prepaid certain professional fee retainers, the decrease of accounts payable and accrued expenses of approximately $124,000 as we have caught up on our payments, and the decrease of deferred revenue of approximately $88,000 as we have shipped out some of our 2017 back orders in 2018. This amount was partially offset by the decrease of inventories of approximately $30,000 as we have better managed our inventory turnover, the non-cash expense of $161,000 of depreciation and amortization, the non-cash expense of approximately $706,000 in stock based compensation, the non-cash expense of approximately $133,000 in amortization of deferred stock compensation, the non-cash expense of approximately $810,000 in impairment loss of long-lived assets and approximately $47,000 in bad debt expense.

For the year ended December 31, 2018, financing activities provided approximately $1.8 million as compared to approximately $672,000 during the year ended December 31, 2017. Net cash received in the year ended December 31, 2018 includes approximately $2.3 million from the sale of our common stock through several private placements and collection of approximately $23,000 of stock subscription receivable, and approximately $157,000 from a loan from our principal shareholder and Chief Executive and Financial Officer. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $732,000, of which approximately $440,000 was repaid to our principal shareholder and Chief Executive and Financial Officer, approximately $268,000 was paid to the unaffiliated third parties, and approximately $25,000 was paid on our bank loan.

The material terms of the loans from our principal shareholder and Chief Executive and Financial Officer, certain related parties and certain unaffiliated third parties are set forth in Note 6 and Note 7 of the accompanying notes to financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

Insert Auditor Report

MERION, INC.

BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash	$295,521	$5,038
Accounts receivable, net	673	50,864
Inventories	50,339	80,769
Prepaid expenses	69,631	29,068
TOTAL CURRENT ASSETS	416,164	165,739

PROPERTY AND EQUIPMENT, net	390,692	41,249
TOTAL ASSETS	$806,856	$206,988

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,173,546	$297,164
Deferred revenue	1,522,280	1,610,236
Accrued bonus	679,800	679,800
Due to shareholder, interest bearing	471,603	-
Due to shareholder, non-interest bearing	2,508,051	2,790,946
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	518,839	518,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	109,030	109,030
Due to third parties, non-interest bearing	101,666	729,175
Current portion of long term debt	-	11,933
TOTAL CURRENT LIABILITIES	7,209,815	6,872,123

NON-CURRENT LIABILITIES:
Long term debt	-	13,395
Due to shareholder, interest bearing	-	471,603
TOTAL NON-CURRENT LIABILITIES	-	484,998

TOTAL LIABILITIES	7,209,815	7,357,121

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 174,792,364 and 169,161,896 shares issued and outstanding, as of December 31, 2018 and 2017, respectively	174,792	169,162
Stock subscription receivable	(1,200,000)	(123,455)
Additional paid-in capital	17,573,900	11,870,808
Deferred stock compensation	(738,185)	-
Deficit	(22,213,466)	(19,066,648)
TOTAL SHAREHOLDERS' DEFICIT	(6,402,959)	(7,150,133)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$806,856	$206,988

The accompanying notes are an integral part of these financial statements.

MERION, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the Years Ended December 31,
	2018	2017
SALES
Direct Sales	$274,357	$760,172
OEM and Packaging	104,669	-
TOTAL SALES	379,026	760,172

COST OF SALES
Direct Sales	80,621	156,874
OEM and Packaging	81,228	-
Idle Capacity	196,192	-
TOTAL COST OF SALES	358,041	156,874

GROSS PROFIT	20,985	603,298

OPERATING EXPENSES
Selling expenses	335,628	82,091
General and administrative expenses	1,248,519	1,235,376
Stock compensation expense	674,000	-
Amortization of deferred stock compensation cost	133,190	-
Impairment loss of long-lived assets	810,000	-
Total operating expenses	3,201,337	1,317,467

LOSS FROM OPERATIONS	(3,180,352)	(714,169)

OTHER INCOME (EXPENSE), net
Other income	108,491	-
Finance expenses	(74,157)	(72,582)
Gain on unclaimed liabilities past applicable statute of limitations	-	-
Change in fair value of Rescission Liability - Type B Warrants	-	(248,031)
Total other income (expense), net	34,334	(320,613)

LOSS BEFORE INCOME TAXES	(3,146,018)	(1,034,782)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(3,146,818)	$(1,035,582)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	171,717,060	147,925,577

LOSS PER SHARE
Basic and diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MERION, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

			Stock	Additional	Deferred
	Common Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, December 31, 2016	142,828,993	$142,829	$-	$3,657,949	$-	$(18,031,066)	$(14,230,288)

Net loss	-	-	-	-	-	(1,035,582)	(1,035,582)
Conversion of Rescission Liability - Type A & B Warrants	25,692,596	25,693	-	7,636,862	-	-	7,662,555
Issuance of common stock	640,307	640	(123,455)	575,997	-	-	453,182

BALANCE, December 31, 2017	169,161,896	169,162	(123,455)	11,870,808	-	(19,066,648)	(7,150,133)

Net loss	-	-	-	-	-	(3,146,818)	(3,146,818)
Issuance of common stock for cash and financing related services	3,859,162	3,860	(1,200,000)	3,547,238	-	-	2,351,098
Issuance of common stock for purchase of machinery and intangible assets	1,000,000	1,000	-	319,000	-	-	320,000
Issuance of common stock for debt settlement	400,000	400	-	359,600	-	-	360,000
Issuance of common stock for consulting services	350,000	350	-	193,650	-	-	194,000
Issuance of common stock for financial advisory services	67,916	67	-	20,308	(20,375)	-	-
Issuance of common stock for sales commission	64,500	64	-	32,185	-	-	32,249
Issuance of unvested restricted common stock to employees	-	-	-	851,000	(851,000)	-	-
Amortization of deferred stock compensation					133,190		133,190
Cancellation of stock subscription	(111,110)	(111)	100,000	(99,889)	-	-	-
Collection of stock subscription	-	-	23,455	-	-	-	23,455
Transfer of common stock from major shareholder for services	-	-	-	480,000	-	-	480,000

BALANCE, December 31, 2018	174,792,364	$174,792	$(1,200,000)	$17,573,900	$(738,185)	$(22,213,466)	$(6,402,959)

The accompanying notes are an integral part of these financial statements.

MERION, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,146,818)	$(1,035,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,557	31,779
Stock compensation expense	674,000	-
Stock compensation expense - sales commission	32,249	-
Amortization of deferred stock compensation	133,190	-
Impairment loss of long-lived assets	810,000
Bad debt expense	46,836	-
Change in fair value of Rescission Liability - Type B Warrants	-	248,031
Changes in operating assets and liabilities
Accounts receivable	3,355	27,067
Inventories	30,430	1,021
Prepaid expenses	(40,563)	(509)
Deposits and other assets	-	3,850
Accounts payable and accrued expenses	(123,618)	36,426
Deferred revenue	(87,956)	21,267
Accrued bonus	-	(2,556)
Net Cash Used in Operating Activities	(1,508,338)	(669,206)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	2,374,553	453,182
Advances from shareholder, non-interest bearing	156,692	65,402
Repayment of shareholder loan, non-interest bearing	(439,587)	(221,626)
Repayment of advances from related parties, non-interest bearing	-	(15,000)
Advances from third parties, non-interest bearing	-	492,000
Repayment of advances from third parties, non-interest bearing	(267,509)	(89,117)
Principal payments of debt	(25,328)	(12,651)
Net Cash Provided by Financing Activities	1,798,821	672,190

Net Change in Cash	290,483	2,984

Cash, beginning of year	5,038	2,054

Cash, end of year	$295,521	$5,038

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$64,615	$63,249
Cash paid for income tax	$800	$800

Non-cash transactions of investing and financing activities
Conversion of rescission liability Type A & B Warrants	$-	$7,662,555
Purchase of machinery and intangible assets	$1,000,000	$-
Stock issued for purchase of machinery and intangible assets	$320,000	$-
Stock issued for debt settlement	$360,000	$-
Stock issued on deferred stock compensation	$871,375	$-

The accompanying notes are an integral part of these financial statements.

MERION, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization

Merion, Inc. (the “Company”), a Nevada corporation, was formed on February 4, 2011. Its predecessor, E-World USA Holding, Inc., was a California company incorporated in 2007 (“E-World CA”). In April 2011, E-World CA entered into a merger agreement with its wholly-owned subsidiary, E-World USA Holding, Inc., a Nevada corporation (“E-World NV”) that was the survivor of the merger and became the Company. Under the Merger Agreement, the Company issued 90,000,000 shares of its common stock on a one for one basis for each share of E-World CA’s common stock issued and outstanding at the date of the merger. In addition, the Company issued Type A Warrants and Type B Warrants in exchange for comparable warrants issued and outstanding of E-World CA at the date of the merger. On June 27, 2017, the Company filed an amendment to its Articles of Incorporation with the Secretary of State for the State of Nevada to change its name from E-World NV to Merion, Inc.

The Company is a provider of health and nutritional supplements and personal care products currently sold on the internet through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors.

Recent developments

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Company has evaluated this transaction to determine whether it is considered to be an asset purchase or business purchase and concluded such transaction is an asset purchase in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805-10-55.

The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. Upon purchasing these assets from the Seller, the Company intends to manufacture some of the nutritional supplements that it sells. These assets meet all industry nutritional and dietary supplement manufacturing standards, including U.S. Food and Drug Administration and Good Manufacturing Practice compliance and Current Good Manufacturing Practice regulations. In addition to manufacturing the nutritional supplements that it sells, the Company also anticipates starting production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements for export, softgel capsules and health food from these assets for any potential new customers who need these products, similar to our Original Equipment Manufacturer (“OEM”) business. In May 2018, the Company began manufacturing certain of the nutritional supplements that it sells.

Note 2 – Going Concern

Management has determined there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, significant recurring losses and negative working capital. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been presented by the Company in accordance with U.S. generally accepted accounting principles . In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment, the collectability of receivables and impairment on long-live assets. Actual results could differ from those estimates.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	December 31, 2018	December 31, 2017

Accounts receivable	$673	$94,140
Allowance for doubtful accounts	-	(43,276)
Accounts receivable, net	$673	$50,864

Movement of allowance for doubtful accounts is as follows:

	Year ended December 31, 2018	Year ended December 31, 2017

Beginning balance	$43,276	$43,276
Provision for doubtful accounts	46,836	-
Less: write-offs	(90,112)	-
Ending balance	$-	$43,276

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Upon disposition, the cost and related accumulated depreciation and amortization is removed from the books, and any resulting gain or loss is included in operations. The Company provides for depreciation using the straight-line method over the estimated useful lives of various classes as follow:

Machinery	10 years
Computer and software	3 to 5 years
Furniture and fixtures	5 to 10 years
Vehicles	5 to 7 years
Leasehold improvements	over the lesser of the remaining lease term or the expected life of the improvement

Repairs and maintenance is charged to operations when incurred while betterments and renewals are capitalized.

Intangible Assets, net

Intangible assets represent the technological know-how associated with the machinery that the Company has purchased. The technological know-how has a finite useful life and is amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset is to be consumed. The estimated useful life for the technological know-how is 10 years, which is associated with the economic benefits of the useful lives of the machinery that the Company purchased. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful life.

Amortization expense totaled $90,000 and $0 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company determined the intangible asset was impaired, as the estimated discounted future cash flows expected to result from the use of the assets as being less than the carrying value of the asset. As a result, the Company recognized $810,000 of impairment loss for the year ended December 31, 2018.

Impairment of Long-Lived Assets

Long-lived assets, including property, equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. This did not result in an adjustment to retained earnings upon adoption of this new guidance, as the Company’s revenue was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations.

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

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contracts and invoices; and the sales price to the customer is fixed upon acceptance of the sales contract. Sales rebates or discounts are recognized as a reduction of revenue. The Company recognizes revenue when control of the goods is transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured. These revenues are recognized at a point in time after all performance obligations are satisfied.

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $4,956 and $10,978 for the years ended December 31, 2018 and 2017, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a nearly zero return rate. Hence, the allowance as of December 31, 2018 and December 31, 2017 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs has been recorded as of December 31, 2018 and 2017.

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

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $29,476 and $28,318 for the years ended December 31, 2018 and 2017, respectively.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $7,549 and $1,310 for the years ended December 31, 2018 and 2017, respectively.

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

Basic and Diluted Earnings (Loss) Per Share

Generally accepted accounting principles regarding earnings per share (“EPS”) require presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These common stock equivalents are not included when the Company has a loss because they would be anti-dilutive. There were no potential dilutive securities for the years ended December 31, 2018 and 2017.

Concentration of Credit Risk

-	Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had approximately $104,000 uninsured balances as December 31, 2018.

-	Major Customers and Suppliers

For the year ended December 31, 2018, two customers accounted for approximately 39% (27% and 12%) of the Company’s sales and for the year ended December 31, 2017, two customers accounted for approximately 51% (36% and 15%) of the Company’s sales.

For the year ended December 31, 2018, three suppliers accounted for approximately 48% (23%, 13% and 12%, respectively) of the Company’s product purchases and for the year ended December 31, 2017, three suppliers accounted for approximately 94% (40%, 29% and 25%, respectively) of the Company’s product purchases.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Amendments to the Accounting Standards Codification (“ASC”) 842 Leases. This update requires lessees to recognize a right of use (“ROU”) asset and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. This ASU will be effective for the Company on January 1, 2019. The Company does not have a lease agreement with a term longer than 12 months as of December 31, 2018. We adopted ASU 2016-02 on January 1, 2019. In January 2019, the Company entered a new office lease agreement with a 5-year lease term starting in March 2019, until February 2024. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $622,000, with corresponding ROU assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material effect on the Company’s consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 4 – Inventories

Inventories consist of raw materials for production and finished goods available for resale, and can be categorized as:

	December 31, 2018	December 31, 2017
Raw materials	$31,957	$-
Work-in-progress	2,775	-
Finished goods	15,607	80,769
Inventories	$50,339	$80,769

Note 5 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2018	December 31, 2017
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Machinery	420,000	-
Total	781,369	361,369
Less: accumulated depreciation and amortization	(390,677)	(320,120)
Property and equipment, net	$390,692	$41,249

Depreciation expense totaled $70,557 and $31,779 for the years ended December 31, 2018 and 2017, respectively.

Note 6 – Debt

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have an annual interest rate of 6%, are unsecured, and are due on demand. As of each of December 31, 2018 and December 31, 2017, the Company owed $109,030 to these third parties.

Interest expense for the years ended December 31, 2018 and 2017 for the above loans amounted to $6,542 and $6,333, respectively.

In March 2019, $20,000 of the $109,030 balance has been extended by a third party creditor from due on demand to March 20, 2024.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. As of December 31, 2018 and 2017, the Company owed $101,666 and $729,175 to these third parties, respectively.

In March 2019, $50,000 of the $101,666 balance has been extended by a third party creditor from due on demand to March 20, 2024.

Long term loan

In December 2015, the Company refinanced a loan balance of $51,263 with an annual interest rate of 2.99% to be repaid over 48 months. During the years ended December 31, 2018 and 2017, the Company paid principal of $25,328 and $12,651, respectively, for the loan. The loan was paid off in December 2018.

Interest expense for the years ended December 31, 2018 and 2017 for the above loan amounted to $564 and $995, respectively.

Note 7 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest on this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2017, advances totaled $471,603. As of December 31, 2018 and 2017, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 was to be repaid on February 1, 2019 and was extended to May 1, 2019.

Interest expense for the years ended December 31, 2018 and 2017 for the above loan amounted to $49,950.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the years ended December 31, 2018 and 2017, advances totaled $156,692 and $65,402, respectively, and payments to Mr. Wang totaled $439,587 and $221,626, respectively. As of December 31, 2018 and 2017, the balance due to Mr. Wang, non-interest bearing, amounted to $2,508,051 and $2,790,946, respectively. This balance does not bear interest, is unsecured and is due on demand.

In March 2019, $2,400,000 of the $2,508,051 balance has been extended by Mr. Wang from due on demand to March 20, 2024.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of each of December 31, 2018 and December 31, 2017, the Company owed $95,000 to such employee.

In March 2019, the full balance of $95,000 has been extended by the employee from due on demand to March 20, 2024.

Advances from related parties, interest bearing

The Company has borrowed $30,000 from a related party to fund operations since July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10%, are unsecured and are due on demand. No repayments have been made during either of the years ended December 31, 2018 and 2017. As of each of December 31, 2018 and December 31, 2017, the Company owed $30,000 to this related party.

Interest expense for the years ended December 31, 2018 and 2017 for the above loans amounted to $3,000.

In March 2019, the full balance of $30,000 has been extended by the related party from due on demand to March 20, 2024.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of each of December 31, 2018 and December 31, 2017, the Company owed $518,839 to these related parties.

In March 2019, the full balance of $518,839 has been extended by these related parties from due on demand to March 20, 2024.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018	Year ended December 31, 2017
Federal statutory rate	21.0%	34.0%
State statutory rate	7.0%	5.8%
Valuation allowance	(20.2)%	(30.2)%
Permanent difference *	(7.8)%	(9.7)%
Effective tax rate	0.0%	(0.1)%

*Represents 50% of meal and entertainment expenses and stock compensation expense that are not deductible in the Company’s U.S. tax returns.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $7,817,000 for Federal income taxes and $7,817,000 for California income taxes as of December 31, 2018. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $6,386,000 for Federal and is approximately $5,338,000 for California as of December 31, 2017, and will expire in the years 2031 to 2038. During the years ended December 31, 2018 and 2017, the Company incurred net losses. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

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

The components of the deferred tax assets is as follows:

	December 31, 2018	December 31, 2017
Allowance for doubtful accounts	$-	$12,110
Amortization of intangible assets	211,556	-
Net operating losses	1,975,889	1,701,704
Deferred tax assets	2,187,445	1,713,814
Valuation allowance	(2,187,445)	(1,713,814)
Deferred tax assets, net	$-	$-

Changes in the value allowance for deferred tax assets increased by $473,631 from $1,713,814 at December 31, 2017 to $2,187,445 at December 31, 2018.

As of December 31, 2018, federal tax returns filed for 2015, 2016 and 2017 remain subject to examination by the taxing authorities. As of December 31, 2018, California tax returns filed for 2014, 2015, 2016 and 2017 remain subject to examination by the taxing authorities.

Note 9 – Commitments

Operating lease

The Company previously contracted to rent office and warehouse space for its main corporate office through October 2018 and thereafter on a month-to-month basis of $3,100 per month without future commitment. The lease was terminated in March 2019. In addition, the Company has contracted to rent a factory in Nevada on a month-to-month basis with a two-month notice before termination. As of December 31, 2018, there are no minimum lease payments because all of the existing operating leases are on a month-to-month basis.

The Company incurred rent expense of $82,043 and $36,046 for the years ended December 31, 2018 and 2017, respectively.

Note 10 – Equity

Share Distribution Plans

1) On July 15, 2017, the Board approved Mr. Dinghua Wang, the Chairman and CEO of the Company, to distribute up to thirty million of his own shares to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions would need to be included on the securities.

As of the date of this report, Mr. Wang had distributed 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were distributed on February 14, 2018 pursuant to Regulation S under the Securities Act of 1933. The Company determined that these shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 220-10-S99-4. The fair value of these shares were valued at $480,000 and recorded as stock-based compensation expenses in the Company’s year ended December 31, 2018 consolidated statements of operations.

2) On July 28, 2017, the Company’s Board of Directors approved Mr. Dinghua Wang, the Chairman and CEO of the Company, to distribute up to 5 million of his own shares to the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces financial difficulty. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company will consult with the Company counsel to comply with U.S. securities laws.

As of the date of this report, Mr. Wang had distributed 4,181,592 shares pursuant to this plan. All of these 4,181,592 shares were distributed on February 14, 2018. The Company determined that these 4,181,592 shares distributed by Mr. Wang were at his own discretion and the recipients of the shares did not expect such distribution at the time when they, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces financial difficulty.

3) On June 30, 2017, the Company’s Board of Directors approved the grant of up to twenty million shares (from authorized but unissued shares of the Company’s common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan has been, and will continue to be, implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933.

During the year ended December 31, 2018, the Company issued 64,500 shares to the Company’s sales agents outside the U.S. The shares are valued at $32,249, determined using the monthly closing price of the Company’s common stock on the applicable issuance dates, and recognized in the captioned “selling expenses” in the accompanying statements of operations and other comprehensive income (loss) for the year ended December 31, 2018.

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

During the year ended December 31, 2018, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 3,698,574 shares of the Common Stock at an average purchase price of $0.96 per share for an aggregate offering price of $3,551,098. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. As of December 31, 2018, $1,200,000 were unpaid and recognized as stock subscription receivable in the accompanying statements of changes in shareholders’ deficit. In January to March 2019, the Company has received $62,500 of the stock subscription receivable.

In connection with the private placements, the Company issued an aggregate of 160,588 shares of Common Stock to various unrelated third-party individuals located outside the United States as compensation for introducing private placement investors to the Company. These shares were valued at $155,921, which was determined by using the associated average private placement purchase price of $0.97 per share. The value of the shares was accounted for as a reduction of additional paid-in capital because the issuances were made as compensation for financing-related services in connection with the Company’s private placement.

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

Purchase of assets

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. No other assets were included with this purchase and the Company assumed the Seller’s obligations under a lease of real property used in the Seller’s business.

The issuance of the Purchase Shares was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The payment of the cash portion of the Purchase Price was to occur in two distributions: (i) the first, in the amount of $600,000, was to occur within six months of the date of the Purchase Agreement, and (ii) the second, in the amount of $400,000, was to occur within twelve months of the date of the Purchase Agreement. The second distribution may be reduced by any indemnification claims against the Seller under the terms of the Agreement. The distribution of the Purchase Shares was completed in March 2018. The payment date for the $1,000,000 cash portion of the Purchase Price was extended to June 30, 2019.

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

Common stock issued for consulting services

On July 1, 2018, the Company entered into an Investor Relations Agreement with an investor relations firm (the “IR Consultant”), pursuant to which the Company engaged the IR Consultant to provide up-listing consulting services. As compensation for the services, the Company agreed to issue to the IR Consultant 300,000 shares of its common stock, par value $0.001, in two installments. The first installment of 150,000 shares was issued on July 1, 2018, and the second installment of 150,000 shares shall be delivered on the first day on which the Company’s capital stock is listed on the NYSE or NASDAQ. The first installment of shares are valued at $150,000, determined using the closing price of the Company’s common stock on July 1, 2018 of $1.00 per share. For the year ended December 31, 2018, stock compensation expenses of these shares amounted to $150,000.

On August 30, 2018, the Company entered into two advisory agreements with two advisors (the “Financial Advisors”), pursuant to which the Company engaged the Financial Advisors to provide certain financial advisory services for a service period of six months. As compensation for the services, the Company agreed to issue the Financial Advisors an aggregate of 67,916 shares of its common stock, par value $0.001. These shares are valued at $20,375, determined using the closing price of the Company’s common stock on August 30, 2018 of $0.30 per share. For the year ended December 31, 2018, amortization of deferred stock compensation of these shares amounted to $13,583. Deferred stock compensation of $6,792 has been recognized as a reduction of shareholders’ deficit as the services had not been performed as of December 31, 2018.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. Thirty percent of the RSUs will vest on July 13, 2019, 30% of the RSUs will vest on July 13, 2020, and the remaining forty percent of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares are valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and will be amortized ratably over the term of the vesting periods of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the year ended December 31, 2018, amortization of deferred stock compensation of these shares amounted to $119,607. Deferred stock compensation of $731,393 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of December 31, 2018.

The following table summarizes unvested restricted common stock activity for the year ended December 31, 2018:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2017	-	$-
Granted	2,300,000	0.37
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2018	2,300,000	$0.37

Note 11– Other Income (Expense), net

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

Note 12 – Subsequent Events

Strategic cooperation

On January 8, 2019, the Company entered into a Strategic Cooperation Agreement (the “Agreement”) with Alitaitai Industrial Holding Group (the “Alitaitai”), a company incorporated in Hong Kong, pursuant to which the parties agreed to cooperate with the each other in connection with the sales of the Company’s products through Alitaitai’s sales platform, and the Company agreed to provide awards to Alitaitai with ten percent (10%) of the total sale revenues generated by Alitaitai in the form of the Company’s shares of common stock at a price of $2.00 per share. The Company also agreed to provide Alitaitai with a one-time award of 60,000 shares of common stock of the Company, to be issued upon Alitaitai making the first deposit payment of $300,000 for the purchase of the Company’s products. The shares contemplated in the Agreement will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Office leases

On January 25, 2019, the Company entered into a 5-year lease starting from March 1, 2019 to February 29, 2024 with a base rent of $10,954 per month with an annual 3% of incremental rent increase. Upon adoption of ASU 2016-02, the Company recognized the lease labilities of approximately $622,000, with corresponding right of use (“ROU”) assets of the same amount based on the present value of the future minimum rental payments of the new lease using an effective interest rate of 4.78%. The future minimum rental payments for this 5-year lease is as follows:

Future minimum rental payments:
Year ended December 31, 2019	$109,540
Year ended December 31, 2020	134,728
Year ended December 31, 2021	138,774
Year ended December 31, 2022	142,932
Year ended December 31, 2023	147,218
Thereafter	24,656
Total	$697,848

Consulting agreements

On January 23, 2019, the Company entered into a consulting agreement with a consultant to enhance and develop the business interests and welfare of the Company. The consultant is due in cash for $7,000 monthly consulting fee and 50,000 shares a month to be paid by the Company every three months. The term of the Agreement is one year. The shares contemplated in the Agreement will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), a company incorporated in California, pursuant to which GMU will provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 1,000,000 shares of common stock of the Company (the “Share Payment”). One million shares will be issued to GMU within 30 days after the Agreement is signed. The term of the Agreement is one year. The shares contemplated in the Agreement will be issued pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended.

Debt repayment

On March 19, 2018, the Company entered into a Debt Repayment Agreement with certain creditors of the Company (the “Creditors”), pursuant to which the Company agreed to repay $135,851 debt owed to the Creditors in the form of 295,480 shares of Company’s common stock at an average debt conversion rate of $0.46 per share (the “Debt Repayment”). The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Loans extension

On March 21, 2019, the Company entered into a series of Loan Agreement from Short Term to Long Term (collectively, the “Agreements”) pursuant to which certain creditors of the Company agreed to amend the term of their respective loans (the “Loans”) to a five-year term, effective as of the date of the Agreements.  Prior to the effectiveness of the Agreements, the Loans were payable upon demand and had an aggregate outstanding principal amount of approximately $2,713,839 (Also see Note 6 and 7). No other terms of the Loans were changed.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Office/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Under the supervision of our Chief Executive Officer/ Chief Financial Officer, and with the participation of our management, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2018, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2018, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2018. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The board of directors appoints our executive officers. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected by the Company’s shareholders, to serve until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Ding Hua Wang	55	Chairman, CEO, CFO, President and Director
Xun Zhang	57	Director
Vickie Ho	37	Executive Vice President

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

Because the Chinese legal system is different from that in the U.S., please refer to the Complaint filed as noted in “Legal Proceedings” and filed as an Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2014 as it affects Dinghua Wang. Although not being named a defendant personally, the Complaint discussed Mr. Wang’s activities and indicated that the following order had been issued against Mr. Wang: “After the case was discovered, Dinghua Wang’s special accounts for sales under the Company’s DSA model in China were blocked and the funds in the amount of RMB 22,848,737.5 and $1,320.87 in the accounts were frozen.” At the date of filing of this report, the status of this Order was still open. Accordingly, Mr. Wang may be considered to have been involved in one or more of the above named activities in the last 10 years.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer given the limited scope of our operations.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(a) reporting requirements.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO, who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third-party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2018, and 2017.

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Ding Hua Wang	CEO and CFO and	2018	$-	$-	$-	$-	$-	$-	$-
	President	2017	$-	$-	$-	$-	$-	$-	$-

Vickie Ho*	Executive Vice President	2018	$148,800	$-	$52,004	$-	$-	$-	$200,804
		2017	$134,403	$-	$-	$-	$-	$-	$134,403

________

*Ms. Ho was appointed as our Executive Vice President in May 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2018

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ding Hua Wang	-	-	-	-	-	-	-	-	-
Xun Zhang	-	-	-	-	-	-	-	-	-
Vickie Ho	-	-	-	-	-	-	-	1,000,000	$370,000

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2018.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ding Hua Wang	-	-	-	-	-	-
Xun Zhang	-	-	-	-	-	-

No director was paid any form of compensation for acting as a Director for year ended December 31, 2018. See Executive Compensation table above for salaries paid to these Directors for their role as officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group as of March 26, 2019. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days of March 26, 2019 through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days of March 26, 2019, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days of March 26, 2019. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is 100 N Barranca Street #1000, West Covina, CA 91791.

Name	Number of Shares of Common stock	Percentage

Ding Hua Wang	101,469,512	57.6%
Xun Zhang	500,000	0.3%
Vickie Ho	-	-%
All officers and directors as a group [3 persons]	101,969,512	57.9%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 176,237,844 shares of common stock outstanding as of March 26, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest of this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. During the year ended December 31, 2017, advances totaled $471,603. As of December 31, 2018 and 2017, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 was to be repaid on February 1, 2019 and has been extended to May 1, 2019.

Interest expense for the years ended December 31, 2018 and 2017 for the above loan amounted to $49,950.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the years ended December 31, 2018 and 2017, advances totaled $156,692 and $65,402, respectively, and payments to Mr. Wang totaled $439,587 and $221,626, respectively. As of December 31, 2018 and 2017, the balance due to Mr. Wang, non-interest bearing, amounted to $2,508,051 and $2,790,946, respectively. This balance does not bear interest, is unsecured and is due on demand.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of each of December 31, 2018 and December 31, 2017, the Company owed $95,000 to such employee.

Advances from related parties, interest bearing

The Company has borrowed $30,000 from a related party to fund operations since July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10%, are unsecured and are due on demand. No repayments have been made during either of the years ended December 31, 2018 and 2017. As of each of December 31, 2018 and December 31, 2017, the Company owed $30,000 to this related party.

Interest expense for the years ended December 31, 2018 and 2017 for the above loans amounted to $3,000.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of each of December 31, 2018 and December 31, 2017, the Company owed $518,839 to these related parties.

Share Distribution of Mr. Dinghua Wang, CEO,

1) On July 15, 2017, the Board approved Mr. Dinghua Wang, the Chairman and CEO of the Company, to distribute up to thirty million of his own shares to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions would need to be included on the securities.

As of the date of this report, Mr. Wang had distributed 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were distributed on February 14, 2018 pursuant to Regulation S under the Securities Act of 1933. The Company determined that these shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 220-10-S99-4. The fair value of these shares were valued at $480,000 and recorded as stock-based compensation expenses in the Company’s year ended December 31, 2018 consolidated statements of operations.

2) On July 28, 2017, the Company’s Board of Directors approved Mr. Dinghua Wang, the Chairman and CEO of the Company, to distribute up to five million of his own shares to the people who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces financial difficulty. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and must contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive those shares, the Company must consult with the Company counsel to comply with U.S. securities laws.

As of the date of this report, Mr. Wang had distributed 4,181,592 shares pursuant to this plan. All of these 4,181,592 shares were distributed on February 14, 2018. The Company determined that these 4,181,592 shares distributed by Mr. Wang were at his own discretion and the recipients of the shares did not expect such distribution at the time when they, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces financial difficulty.

Director Independence

Our board of directors has determined that Mr. Xun Zhang is qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

The Pun Group LLP was our independent auditor for part of the year ended December 31, 2017 and billed a total of $30,000 in 2017. Wei & Wei Co., LLP was our independent auditor for the year ended December 31, 2017 and billed a total of $79,000. The Company incurred audit fees in the total of $115,000 and $109,000 for fiscal years 2018 and 2017, respectively.

The following table shows the aggregate fees paid or accrued by us for the audit and other services provided by our auditors for fiscal 2018 and 2017.

	2018	2017

Audit Fees	$115,000	$109,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$115,000	$109,000

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

3.2	Bylaws – Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.1	Summary of Oral Agreement with Genepharm, Inc. – Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.2	Summary of Oral Agreement with Oxyultra, Inc. - Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.3	Summary of Oral Agreement with Mr. Ding Hua Wang - Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.4	E-World USA Holdings Property Lease, dated November 7, 2016.

10.5	Merion, Inc. Handbook - Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

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

33

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

10.21	Securities Purchase Agreement by and between Merion, Inc. and Xukang Ma, dated March 1, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 5, 2018.

10.22	Securities Purchase Agreement by and between Merion, Inc. and Jianqiong Li, dated March 1, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 5, 2018.

10.23	Securities Purchase Agreement by and between Merion, Inc. and Guiyuan Li, dated March 1, 2018 – Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed with the SEC on March 5, 2018.

10.24	Securities Purchase Agreement by and between Merion, Inc. and Xuemei Tao, dated March 2, 2018 – Incorporated by reference to Exhibit 10.4 to our Form 8-K as filed with the SEC on March 5, 2018.

10.25	Securities Purchase Agreement by and between Merion, Inc. and Jun Yang, dated March 11, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 14, 2018.

10.26	Securities Purchase Agreement by and between Merion, Inc. and Xiuying Cheng, dated March 12, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 14, 2018.

10.27	Securities Purchase Agreement by and between Merion, Inc. and Jinhua Wang, dated March 21, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 21, 2018.

10.28	Securities Purchase Agreement by and between Merion, Inc. and Yuanqiang Ying, dated March 21, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 21, 2018.

10.29	Securities Purchase Agreement by and between Merion, Inc. and Lie Zhi Cui, dated April 2, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on April 3, 2018.

10.30	Securities Purchase Agreement by and between Merion, Inc. and Sheng Wen Guan, dated April 2, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on April 3, 2018.

10.31	Securities Purchase Agreement by and between Merion, Inc. and Chaoxia Zhang, dated April 2, 2018 – Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed with the SEC on April 3, 2018.

10.32	Securities Purchase Agreement by and between Merion, Inc. and Jin Hua Wang, dated April 2, 2018 – Incorporated by reference to Exhibit 10.4 to our Form 8-K as filed with the SEC on April 3, 2018.

10.33	Securities Purchase Agreement by and between Merion, Inc. and Zi Qing Peng, dated April 2, 2018 – Incorporated by reference to Exhibit 10.5 to our Form 8-K as filed with the SEC on April 3, 2018.

10.34	Securities Purchase Agreement by and between Merion, Inc. and Qiong Fen Liu, dated April 2, 2018 – Incorporated by reference to Exhibit 10.6 to our Form 8-K as filed with the SEC on April 3, 2018.

10.35	Securities Purchase Agreement by and between Merion, Inc. and Yuan Chen, dated April 15, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on April 16, 2018.

10.36	Securities Purchase Agreement by and between Merion, Inc. and Yan Zhu, dated April 30, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on May 3, 2018.

10.37	Debt Repayment Agreement by and among Merion, Inc. and Creditors, dated May 1, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on May 3, 2018.

10.38	Merion, Inc. 2018 Omnibus Equity Plan – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on May 16, 2018.

10.39	Securities Purchase Agreement by and between Merion, Inc. and Baojiao Weng, dated May 18, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on May 23, 2018.

10.40	Securities Purchase Agreement by and between Merion, Inc. and Muxian Huang, dated May 18, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on May 23, 2018.

10.41	Securities Purchase Agreement by and between Merion, Inc. and Yuntan Lin, dated May 23, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on May 29, 2018.

10.42	Securities Purchase Agreement by and between Merion, Inc. and Muxian Huang, dated May 23, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on May 29, 2018.

10.43	Securities Purchase Agreement by and between Merion, Inc. and Liezhi Cui, dated May 31, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on June 5, 2018.

10.44	Securities Purchase Agreement by and between Merion, Inc. and Dali Jiang, dated May 31, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on June 5, 2018.

10.45	Securities Purchase Agreement by and between Merion, Inc. and Muxian Huang, dated June 27, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on July 2, 2018.

10.46	Securities Purchase Agreement by and between Merion, Inc. and Qun Xu, dated June 28, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on July 2, 2018.

10.47	Securities Purchase Agreement by and between Merion, Inc. and Guiqin Lu, dated August 9, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 10-Q as filed with the SEC on August 14, 2018.

10.48	Securities Purchase Agreement by and between Merion, Inc. and Lijun Zhang, dated August 9, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 10-Q as filed with the SEC on August 14, 2018.

10.49

Securities Purchase Agreement by and between Merion, Inc. and Chuntian Cheng, dated August 9, 2018 – Incorporated by reference to Exhibit 10.3 to our Form 10-Q as filed with the SEC on August 14, 2018.

10.50	Securities Purchase Agreement by and between Merion, Inc. and Shuhua Wu, dated August 9, 2018 – Incorporated by reference to Exhibit 10.4 to our Form 10-Q as filed with the SEC on August 14, 2018.

10.51	Securities Purchase Agreement by and between Merion, Inc. and Qin Sun, dated August 9, 2018 – Incorporated by reference to Exhibit 10.5 to our Form 10-Q as filed with the SEC on August 14, 2018.

10.52	Securities Purchase Agreement by and between Merion, Inc. and Mingyi Hong, dated August 16, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on August 21, 2018.

10.53	Securities Purchase Agreement by and between Merion, Inc. and Shiqin Yang, dated August 16, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on August 21, 2018.

10.54	Securities Purchase Agreement by and between Merion, Inc. and Yulan Jiang, dated August 18, 2018 – Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed with the SEC on August 21, 2018.

10.55

Securities Purchase Agreement by and between Merion, Inc. and Chung-Wei Wu, dated September 19, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on September 20, 2018.

10.56

Securities Purchase Agreement by and between Merion, Inc. and Chuntian Cheng, dated October 8, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on October 9, 2018.

10.57

Securities Purchase Agreement by and between Merion, Inc. and Xianglong Jia, dated October 22, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on October 24, 2018.

10.58	Securities Purchase Agreement by and between Merion, Inc. and Liezhi Cui, dated December 3, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 4, 2018.

10.59

Strategic Cooperation Agreement by and among Merion, Inc., Mongolia-China the Belt and Road Council for the Promotion of International Trade and Development, Mongolia IFBB Health Industry Co., Ltd., and Ms. Bijin Wei, dated December 5, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 7, 2018.

10.60	Securities Purchase Agreement by and between Merion, Inc. and Ximing Zhu, dated December 7, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 10, 2018.

10.61

Securities Purchase Agreement by and between Merion, Inc. and Yuling Wei, dated December 19, 2018 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 20, 2018.

10.62

Securities Purchase Agreement by and between Merion, Inc. and Dandan Zhang, dated December 19, 2018 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on December 20, 2018.

36

10.63

Strategic Cooperation Agreement by and between Merion, Inc. and Alitaitai Industrial Holding Group, dated January 8, 2019 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 14, 2019.

10.64	Lease Agreement between Merion, Inc. and Barranca Tower, LLC on January 25, 2019.

10.65	Consulting Agreement between Merion, Inc. and Global Merchants Union on March 13, 2019 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 15, 2019.

10.66	Debt Repayment Agreement by and among Merion, Inc. and Tan Wen Zuo GiGi, dated March 19, 2019 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 22, 2019.

10.67	Debt Repayment Agreement by and between Merion, Inc. and Shen Xiu Zhen, dated March 19, 2019 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 22, 2019.

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Merion, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ding Hua Wang	March 28, 2019	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	Principal Executive Officer,	March 28, 2019
Principal Financial Officer,
Principal Accounting Officer and Director

/s/ Xun Zhang	Xun Zhang	Director	March 28, 2019

EXHIBIT INDEX

Exhibit No.	Document Description

3.1

Articles of Incorporation Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014, as amended by Amendment, incorporated by reference to Exhibit 3.1 of our Form 8-K as filed with the SEC on June 27, 2017.

3.2	Bylaws Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.1	Summary of Oral Agreement with Genepharm, Inc. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.2	Summary of Oral Agreement with Oxyultra, Inc. - Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.3	Summary of Oral Agreement with Mr. Ding Hua Wang - Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.4	E-World USA Holdings Property Lease, dated November 7, 2016.

10.5	Merion, Inc. Handbook - Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-193871) as filed with the SEC on February 11, 2014.

10.6	Securities Purchase Agreement, dated September 1, 2017, by and between the Company and Jinhua Wang Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on September 1, 2017.

10.7	Securities Purchase Agreement, dated October 10, 2017, by and between the Company and Changlin Cao Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on October 10, 2017.

10.8	Securities Purchase Agreement, dated November 9, 2017, by and between the Company and Changlin Cao Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on November 13, 2017.

10.9

Planning and Establishing Services Agreement, dated November 9, 2017, by and between the Company and Fuzhou Wingo Brand Management LTD. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on November 14, 2017.

10.10

Securities Purchase Agreement, dated December 18, 2017, by and between the Company and Changlin Cao Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 20, 2017.

10.11

Securities Purchase Agreement, dated December 18, 2017, by and between the Company and Xiaoying Liu Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on December 20, 2017.

39

10.12

Securities Purchase Agreement, dated December 22, 2017, by and between the Company and Yongnian Sun Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on December 28, 2017.

10.13

Securities Purchase Agreement, dated December 23, 2017, by and between the Company and Changqian Liu Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 28, 2017.

10.14

Asset Purchase Agreement, dated January 1, 2018, by and between the Company and Suss Technology Corporation Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 4, 2018.

10.15	Securities Purchase Agreement, dated January 16, 2018, by and between the Company and Liezhi Cui Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 19, 2018.

10.16	Securities Purchase Agreement, dated January 30, 2018, by and between the Company and Xukang Ma Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 1, 2018.

10.17	Securities Purchase Agreement, dated February 15, 2018, by and between the Company and Liezhi Cui Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 15, 2018.

10.18

Securities Purchase Agreement, dated February 14, 2018, by and between the Company and Changlin Cao Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 20, 2018.

10.19	Securities Purchase Agreement, dated February 16, 2018, by and between the Company and Jinhua Wang Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 20, 2018.

10.20	Securities Purchase Agreement, dated February 23, 2018, by and between the Company and Jufeng Liu Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on February 27, 2018.

10.21	Securities Purchase Agreement by and between Merion, Inc. and Xukang Ma, dated March 1, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 5, 2018.

10.22	Securities Purchase Agreement by and between Merion, Inc. and Jianqiong Li, dated March 1, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 5, 2018.

10.23	Securities Purchase Agreement by and between Merion, Inc. and Guiyuan Li, dated March 1, 2018 Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed with the SEC on March 5, 2018.

10.24	Securities Purchase Agreement by and between Merion, Inc. and Xuemei Tao, dated March 2, 2018 Incorporated by reference to Exhibit 10.4 to our Form 8-K as filed with the SEC on March 5, 2018.

10.25	Securities Purchase Agreement by and between Merion, Inc. and Jun Yang, dated March 11, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 14, 2018.

10.26	Securities Purchase Agreement by and between Merion, Inc. and Xiuying Cheng, dated March 12, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 14, 2018.

10.27	Securities Purchase Agreement by and between Merion, Inc. and Jinhua Wang, dated March 21, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 21, 2018.

10.28	Securities Purchase Agreement by and between Merion, Inc. and Yuanqiang Ying, dated March 21, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 21, 2018.

10.29	Securities Purchase Agreement by and between Merion, Inc. and Lie Zhi Cui, dated April 2, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on April 3, 2018.

10.30	Securities Purchase Agreement by and between Merion, Inc. and Sheng Wen Guan, dated April 2, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on April 3, 2018.

10.31	Securities Purchase Agreement by and between Merion, Inc. and Chaoxia Zhang, dated April 2, 2018 Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed with the SEC on April 3, 2018.

10.32	Securities Purchase Agreement by and between Merion, Inc. and Jin Hua Wang, dated April 2, 2018 Incorporated by reference to Exhibit 10.4 to our Form 8-K as filed with the SEC on April 3, 2018.

10.33	Securities Purchase Agreement by and between Merion, Inc. and Zi Qing Peng, dated April 2, 2018 Incorporated by reference to Exhibit 10.5 to our Form 8-K as filed with the SEC on April 3, 2018.

10.34	Securities Purchase Agreement by and between Merion, Inc. and Qiong Fen Liu, dated April 2, 2018 Incorporated by reference to Exhibit 10.6 to our Form 8-K as filed with the SEC on April 3, 2018.

10.35	Securities Purchase Agreement by and between Merion, Inc. and Yuan Chen, dated April 15, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on April 16, 2018.

10.36	Securities Purchase Agreement by and between Merion, Inc. and Yan Zhu, dated April 30, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on May 3, 2018.

10.37	Debt Repayment Agreement by and among Merion, Inc. and Creditors, dated May 1, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on May 3, 2018.

10.38	Merion, Inc. 2018 Omnibus Equity Plan Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on May 16, 2018.

10.39	Securities Purchase Agreement by and between Merion, Inc. and Baojiao Weng, dated May 18, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on May 23, 2018.

10.40	Securities Purchase Agreement by and between Merion, Inc. and Muxian Huang, dated May 18, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on May 23, 2018.

10.41	Securities Purchase Agreement by and between Merion, Inc. and Yuntan Lin, dated May 23, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on May 29, 2018.

10.42	Securities Purchase Agreement by and between Merion, Inc. and Muxian Huang, dated May 23, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on May 29, 2018.

10.43	Securities Purchase Agreement by and between Merion, Inc. and Liezhi Cui, dated May 31, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on June 5, 2018.

10.44	Securities Purchase Agreement by and between Merion, Inc. and Dali Jiang, dated May 31, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on June 5, 2018.

10.45	Securities Purchase Agreement by and between Merion, Inc. and Muxian Huang, dated June 27, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on July 2, 2018.

10.46	Securities Purchase Agreement by and between Merion, Inc. and Qun Xu, dated June 28, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on July 2, 2018.

10.47	Securities Purchase Agreement by and between Merion, Inc. and Guiqin Lu, dated August 9, 2018 Incorporated by reference to Exhibit 10.1 to our Form 10-Q as filed with the SEC on August 14, 2018.

10.48	Securities Purchase Agreement by and between Merion, Inc. and Lijun Zhang, dated August 9, 2018 Incorporated by reference to Exhibit 10.2 to our Form 10-Q as filed with the SEC on August 14, 2018.

10.49	Securities Purchase Agreement by and between Merion, Inc. and Chuntian Cheng, dated August 9, 2018 Incorporated by reference to Exhibit 10.3 to our Form 10-Q as filed with the SEC on August 14, 2018.

10.50	Securities Purchase Agreement by and between Merion, Inc. and Shuhua Wu, dated August 9, 2018 Incorporated by reference to Exhibit 10.4 to our Form 10-Q as filed with the SEC on August 14, 2018.

10.51	Securities Purchase Agreement by and between Merion, Inc. and Qin Sun, dated August 9, 2018 Incorporated by reference to Exhibit 10.5 to our Form 10-Q as filed with the SEC on August 14, 2018.

10.52	Securities Purchase Agreement by and between Merion, Inc. and Mingyi Hong, dated August 16, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on August 21, 2018.

10.53	Securities Purchase Agreement by and between Merion, Inc. and Shiqin Yang, dated August 16, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on August 21, 2018.

10.54	Securities Purchase Agreement by and between Merion, Inc. and Yulan Jiang, dated August 18, 2018 Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed with the SEC on August 21, 2018.

10.55

Securities Purchase Agreement by and between Merion, Inc. and Chung-Wei Wu, dated September 19, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on September 20, 2018.

10.56	Securities Purchase Agreement by and between Merion, Inc. and Chuntian Cheng, dated October 8, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on October 9, 2018.

10.57	Securities Purchase Agreement by and between Merion, Inc. and Xianglong Jia, dated October 22, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on October 24, 2018.

10.58	Securities Purchase Agreement by and between Merion, Inc. and Liezhi Cui, dated December 3, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 4, 2018.

10.59

Strategic Cooperation Agreement by and among Merion, Inc., Mongolia-China the Belt and Road Council for the Promotion of International Trade and Development, Mongolia IFBB Health Industry Co., Ltd., and Ms. Bijin Wei, dated December 5, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 7, 2018.

10.60	Securities Purchase Agreement by and between Merion, Inc. and Ximing Zhu, dated December 7, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 10, 2018.

10.61	Securities Purchase Agreement by and between Merion, Inc. and Yuling Wei, dated December 19, 2018 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 20, 2018.

10.62

Securities Purchase Agreement by and between Merion, Inc. and Dandan Zhang, dated December 19, 2018 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on December 20, 2018.

42

10.63

Strategic Cooperation Agreement by and between Merion, Inc. and Alitaitai Industrial Holding Group, dated January 8, 2019 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 14, 2019.

10.64	Lease Agreement between Merion, Inc. and Barranca Tower, LLC on January 25, 2019.

10.65	Consulting Agreement between Merion, Inc. and Global Merchants Union on March 13, 2019 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 15, 2019.

10.66	Debt Repayment Agreement by and among Merion, Inc. and Tan Wen Zuo GiGi, dated March 19, 2019 Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 22, 2019.

10.67	Debt Repayment Agreement by and between Merion, Inc. and Shen Xiu Zhen, dated March 19, 2019 Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 22, 2019.

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

____________

* This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

