Form 10-K/A
period 2018-12-31
Merion, Inc.
filed 2019-03-29
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANTORY NOTE

Merion, Inc., referred to in this report as “Merion,” “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed on March 28, 2019, or the Original Report, for the sole purpose of amending Part II, Item 8, of the Original Report to include a Report Of Independent Registered Public Accounting Firm from Wei, Wei & Co., LLP, or the Auditor Report. The Auditor Report was inadvertently omitted from the Original Report. The Auditor Report does not change or alter, in any way, the financials included in the Original Report, and this Amendment does not alter, change, or affect any other provision of the Original Report.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Item 8 of the Original Report is hereby amended and restated only with respect to the addition of the auditor report, and Part IV, Item 15 of the Original Report is hereby amended and restated only with respect to the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission subsequent to the Original Report.

2

PART II

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Merion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Merion, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that Merion, Inc. will continue as a going concern.  As more fully described in Note 2 to the financial statements, the Company reported net losses of approximately $3,147,000 for the year ended December 31, 2018.  At December 31, 2018, the Company has a significant working capital deficiency of approximately $6,794,000, a shareholders’ deficit of approximately $6,403,000 and has had to rely on additional borrowings to continue its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2017.

Flushing, New York

March 28, 2019

3

PART IV

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) AND RULE 15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

32.1 *	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merion, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ding Hua Wang	March 29, 2019	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	Principal Executive Officer,	March 29, 2019
Principal Financial Officer,
Principal Accounting Officer and Director

/s/ Xun Zhang	Xun Zhang	Director	March 29, 2019

5