Form 10-Q
period 2019-03-31
Merion, Inc.
filed 2019-05-10
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 8, 2019, there were 177,214,208 issued and outstanding shares of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$4,774	$295,521
Accounts receivable, net	44,536	673
Inventories	170,410	50,339
Prepaid expenses	22,225	69,631
TOTAL CURRENT ASSETS	241,945	416,164

PROPERTY AND EQUIPMENT, net	373,481	390,692
RIGHT-OF-USE ASSET	606,631	-
DEPOSITS	15,410	-
TOTAL ASSETS	$1,237,467	$806,856

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,180,828	$1,173,546
Deferred revenue	1,346,798	1,522,280
Accrued bonus	19,672	679,800
Lease liabilities - current	93,965	-
Due to shareholder, interest bearing	471,603	471,603
Due to shareholder, non-interest bearing	531,023	2,508,051
Advances from related parties, interest bearing	-	30,000
Advances from related parties, non-interest bearing	-	518,839
Due to employee	-	95,000
Due to third parties, interest bearing	-	109,030
Due to third parties, non-interest bearing	-	101,666
TOTAL CURRENT LIABILITIES	3,643,889	7,209,815

NON-CURRENT LIABILITIES:
Lease liabilities - non-current	504,473	-
Due to shareholder, non-interest bearing	2,000,000	-
Advances from related parties, interest bearing	30,000	-
Advances from related parties, non-interest bearing	518,839	-
Due to employee	95,000	-
Due to third parties, interest bearing	20,000	-
Due to third parties, non-interest bearing	50,000	-
TOTAL NON-CURRENT LIABILITIES	3,218,312	-

TOTAL LIABILITIES	6,862,201	7,209,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 177,214,208 and 174,792,364 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	177,214	174,792
Stock subscription receivable	(1,137,500)	(1,200,000)
Additional paid-in capital	19,414,585	17,573,900
Deferred stock compensation	(1,643,443)	(738,185)
Deficit	(22,435,590)	(22,213,466)
TOTAL SHAREHOLDERS' DEFICIT	(5,624,734)	(6,402,959)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,237,467	$806,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
SALES
Direct Sales	$113,329	$29,183
OEM and Packaging	35,048	35,525
TOTAL SALES	148,377	64,708

COST OF SALES
Direct Sales	11,982	14,764
OEM and Packaging	28,379	12,414
Idle Capacity	-	56,628
TOTAL COST OF SALES	40,361	83,806

GROSS PROFIT	108,016	(19,098)

OPERATING EXPENSES
Selling expenses	23,918	231,901
General and administrative expenses	390,421	364,007
Stock compensation expense	-	480,000
Amortization of deferred stock compensation cost	174,742	-
Total operating expenses	589,081	1,075,908

LOSS FROM OPERATIONS	(481,065)	(1,095,006)

OTHER INCOME (EXPENSE), net
Other income	32,841	73,319
Finance expenses	(15,326)	(18,077)
Gain on debt settlement	241,426	-
Total other income, net	258,941	55,242

LOSS BEFORE INCOME TAXES	(222,124)	(1,039,764)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(222,124)	$(1,039,764)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	175,054,276	169,640,379

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Three Months Ended March 31, 2018
	Common		Stock	Additional	Deferred
	Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2018	169,161,896	$169,162	$(123,455)	$11,870,808	$-	$(19,066,648)	$(7,150,133)
Net loss	-	-	-	-	-	(1,039,764)	(1,039,764)
Issuance of common stock for cash	759,563	760	(57,709)	682,838	-	-	625,889
Issuance of common stock for purchase of machinery and intangible assets	1,000,000	1,000	-	319,000	-	-	320,000
Cancellation of stock subscription	(111,110)	(111)	100,000	(99,889)	-	-	-
Collection of stock subscription	-	-	23,455	-	-	-	23,455
Transfer of common stock from major shareholder for services	-	-	-	480,000	-	-	480,000
BALANCE, March 31, 2018 (Unaudited)	170,810,349	$170,811	$(57,709)	$13,252,757	$-	$(20,106,412)	$(6,740,553)

	For the Three Months Ended March 31, 2019
	Common		Stock	Additional	Deferred
	Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2019	174,792,364	$174,792	$(1,200,000)	$17,573,900	$(738,185)	$(22,213,466)	$(6,402,959)
Net loss	-	-	-	-	-	(222,124)	(222,124)
Issuance of common stock for consulting services	1,150,000	1,150	-	1,078,850	(1,080,000)	-	-
Amortization of deferred stock compensation	-	-	-	-	174,742	-	174,742
Issuance of common stock for debt settlement	1,271,844	1,272	-	761,835	-	-	763,107
Collection of stock subscription	-	-	62,500	-	-	-	62,500
BALANCE, March 31, 2019 (Unaudited)	177,214,208	$177,214	$(1,137,500)	$19,414,585	$(1,643,443)	$(22,435,590)	$(5,624,734)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(222,124)	$(1,039,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,211	40,829
Stock compensation expense	-	480,000
Gain on debt settlement	(241,426)	-
Amortization of deferred stock compensation	174,742	-
Amortization of right-of-use asset	11,595	-
Bad debt expense	-	11,709
Changes in operating assets and liabilities
Accounts receivable	(43,863)	1,809
Inventories	(120,071)	65,134
Prepaid expenses	47,406	(11,754)
Deposits and other assets	(15,410)	(6,000)
Accounts payable and accrued expenses	115,145	11,874
Deferred revenue	(59,970)	(3,880)
Lease liabilities	(19,788)	-
Net Cash Used in Operating Activities	(356,553)	(450,043)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	62,500	649,344
Advances from shareholder, non-interest bearing	84,616	34,856
Repayment of shareholder loan, non-interest bearing	(61,644)	(3,365)
Repayment of advances from third parties, non-interest bearing	(19,666)	(229,318)
Principal payments of debt	-	(3,222)
Net Cash Provided by Financing Activities	65,806	448,295

Net Change in Cash	(290,747)	(1,748)

Cash, beginning of period	295,521	5,038

Cash, end of period	$4,774	$3,290

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$15,724
Cash paid for income tax	$-	$-
	.
Non-cash transactions of investing and financing activities
Purchase of machinery and intangible assets	$-	$1,000,000
Stock issued for purchase of machinery and intangible assets	$-	$320,000
Stock issued for debt settlement	$763,107	$-
Stock issued on deferred stock compensation	$1,080,000	$-
Initial recognition of right-of-use assets and lease labilities	$618,226	$-

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

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Company has evaluated this transaction to determine whether it is considered to be an asset purchase or business purchase and concluded such transaction was an asset purchase in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805-10-55.

The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. These assets meet all industry nutritional and dietary supplement manufacturing standards, including U.S. Food and Drug Administration and Good Manufacturing Practice compliance and Current Good Manufacturing Practice regulations. In addition to manufacturing the nutritional supplements that it sells, the Company also began production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements for export, softgel capsules and health food from these assets for any potential new customers who need these products, similar to our Original Equipment Manufacturer (“OEM”) business. In May 2018, the Company began manufacturing certain of the nutritional supplements that it sells.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented by the Company in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 28, 2019.

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment, the collectability of receivables and impairment on long-live assets. Actual results could differ from those estimates.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	March 31, 2019	December 31, 2018

Accounts receivable	$44,536	$673
Allowance for doubtful accounts	-	-
Accounts receivable, net	$44,536	$673

Movement of allowance for doubtful accounts is as follows:

	Three months ended March 31, 2019	Year ended December 31, 2018

Beginning balance	$-	$43,276
Provision for doubtful accounts	-	46,836
Less: write-offs	-	(90,112)
Ending balance	$-	$-

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional, beauty products and raw materials in our manufacturing facility. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Upon disposition, the cost and related accumulated depreciation and amortization is removed from the books, and any resulting gain or loss is included in operations. The Company provides depreciation and amortization using the straight-line method over the estimated useful lives of various classes as follow:

Machinery	10 years
Computer and software	3 to 5 years
Furniture and fixtures	5 to 10 years
Vehicles	5 to 7 years
Leasehold improvements	over the lesser of the remaining lease term or the expected life of the improvement

Repairs and maintenance are charged to operations when incurred while betterments and renewals are capitalized.

Right-of-use Asset and Lease Liabilities

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (“right of use”) and lease obligations (“lease liabilities”) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $2,809 and $2,460 for the three months ended March 31, 2019 and 2018, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Hence, the allowance as of March 31, 2019 and December 31, 2018 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of March 31, 2019 and December 31, 2018.

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

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $10,702 and $4,826 for the three months ended March 31, 2019 and 2018, respectively.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $904 and $348 for the three months ended March 31, 2019 and 2018, respectively.

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

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These common stock equivalents are not included when the Company has a loss because they would be anti-dilutive. There were no potential dilutive securities outstanding for the three months ended March 31, 2019 and 2018.

Concentration of Credit Risk

-	Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had approximately $388 and $104,000 uninsured balances as March 31, 2019 and December 31, 2018, respectively.

-	Major Customers and Suppliers

For the three months ended March 31, 2019, one customer accounted for approximately 30% of the Company’s sales and for the three months ended March 31, 2018, two customers accounted for approximately 72% (41% and 31%) of the Company’s sales.

As of March 31, 2019 and December 31, 2018, one customer accounted for 100% of the Company’s accounts receivables.

For the three months ended March 31, 2019, four suppliers accounted for approximately 69% (21%, 20%, 16% and 12%) of the Company’s product purchases and for the three months ended March 31, 2018, three suppliers accounted for approximately 51% (27%, 13% and 11%) of the Company’s product purchases.

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

Note 4 – Inventories

Inventories consist of raw materials for production and finished goods available for resale, and can be categorized as:

	March 31, 2019	December 31, 2018
	(Unaudited)
Raw materials	$116,337	$31,957
Work-in-progress	9,111	2,775
Finished goods	44,962	15,607
Inventories	$170,410	$50,339

Note 5 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvements	40,053	40,053
Machinery	420,000	420,000
Total	781,369	781,369
Less: accumulated depreciation and amortization	(407,888)	(390,677)
Property and equipment, net	$373,481	$390,692

Depreciation expense totaled $17,211 and $18,329 for the three months ended March 31, 2019 and 2018, respectively.

Note 6 – Debt

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have an annual interest rate of 6%, are unsecured, and are due on demand. As of March 31, 2019 and December 31, 2018, the Company owed $20,000 and $109,030 to these third parties, respectively. In March 2019, the Company settled $89,030 of the debt owed to these third parties and converted the debt in the form of the Company’s common stock (See Note 10 - Equity).

Interest expense for the three months ended March 31, 2019 and 2018 for the above loans amounted to $1,423 and $1,613, respectively.

In March 2019, the repayment terms related to the full balance of $20,000 was extended by a third party creditor from due on demand to due on March 20, 2024.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. As of March 31, 2019 and December 31, 2018, the Company owed $50,000 and $101,666 to these third parties, respectively. In March 2019, the Company settled $32,000 of the debt owed to a third party and converted the debt in the form of the Company’s common stock (See Note 10 - Equity). The Company also repaid $19,666 to a third party during the three months ended March 31, 2019.

In March 2019, the repayment terms related to the full balance of $50,000 was extended by a third party creditor from due on demand to due on March 20, 2024.

Note 7 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest on this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. As of March 31, 2019 and December 31, 2018, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 was to be repaid on February 1, 2019 and was extended to May 1, 2019. This loan is currently being converted to be due on demand.

Interest expense for each of the three month periods ended March 31, 2019 and 2018 for the above loan amounted to $12,488.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the three months ended March 31, 2019 and 2018, advances totaled $84,616 and $34,856, respectively, and payments to Mr. Wang totaled $61,644 and $3,365, respectively. As of March 31, 2019 and December 31, 2018, the balance due to Mr. Wang, non-interest bearing, amounted to $2,531,023 and $2,508,051, respectively. This balance does not bear interest, is unsecured and is due on demand.

In March 2019, the repayment terms related to $2,000,000 of the $2,531,023 balance was extended by Mr. Wang from due on demand to due on March 20, 2024.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of March 31, 2019 and December 31, 2018, the Company owed $95,000 to such employee.

In March 2019, the repayment terms related to the full balance of $95,000 was extended by the employee from due on demand to due on March 20, 2024.

Advances from related parties, interest bearing

The Company has borrowed $30,000 from a related party to fund operations since July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10%, are unsecured and are due on demand. Repayment to this related party amounted to $0 for both the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company owed $30,000 to this related party.

Interest expense for the three months ended March 31, 2019 and 2018 for the above loans amounted to $740.

In March 2019, the repayment terms related to the full balance of $30,000 was extended by the related party from due on demand to due on March 20, 2024.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of March 31, 2019 and December 31, 2018, the Company owed $518,839 to these related parties.

In March 2019, the repayment terms related to the full balance of $518,839 was extended by these related parties from due on demand to due on March 20, 2024.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(Unaudited)
Federal statutory rate	21.0%	21.0%
State statutory rate	7.0%	7.0%
Valuation allowance	(4.2)%	(15.0)%
Permanent difference *	(23.8)%	(13.0)%
Effective tax rate	0.0%	(0.0)%

*Represents 50% of meal and entertainment expenses that are not deductible in the Company’s U.S. tax returns.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $7,850,000 for Federal and state income taxes as of March 31, 2019. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $7,817,000 for Federal and state as of December 31, 2018, and will expire in the years 2031 to 2038. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets is as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
Amortization of intangible assets	$207,778	$211,556
Net operating losses	1,988,913	1,975,889
Deferred tax assets	2,196,691	2,187,445
Valuation allowance	(2,196,691)	(2,187,445)
Deferred tax assets, net	$-	$-

Changes in the value allowance for deferred tax assets increased by $9,246 from $2,187,445 at December 31, 2018 to $2,196,691 at March 31, 2019.

As of March 31, 2019, federal tax returns filed for 2016 and 2017 remain subject to examination by the taxing authorities. As of March 31, 2019, California tax returns filed for 2015, 2016 and 2017 remain subject to examination by the taxing authorities.

Note 9 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. There is no impact from the adoption of ASC 842, as of January 1, 2019 as the Company did not have any existing leases with a lease term in excess of twelve months on January 1, 2019.

In January 2019, the Company entered a new office lease agreement with a 5-year lease term starting in March 2019 and terminating in February 2024. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $618,000, with corresponding right-of-use (“ROU”) assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which is determined using an incremental borrowing rate. The remaining lease term of its existing lease is 4.92 years.

The Company also leases a factory space on a month-to-month basis, which it classifies as an operating lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2019 and 2018, lease expenses amounted to $22,095 and $19,656, receptively, of which, $10,500 and $0 are short-term lease expenses, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended March 31,	Operating lease amount
2020	$120,822
2021	135,723
2022	139,800
2023	143,987
2024	135,608
Total lease payments	675,940
Less: interest	(77,502)
Present value of lease liabilities	$598,438

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

3) On June 30, 2017, the Company’s Board of Directors approved the grant of up to twenty million shares (from authorized but unissued shares of the Company’s common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan has been, and will continue to be, implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933. No shares have been issued during the three months ended March 31, 2019 and 2018.

Private placements

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

As of March 31, 2019 and December 31, 2018, $1,137,500 and $1,200,000, respectively, were unpaid and recognized as stock subscription receivable in the accompanying statements of changes in shareholders’ deficit. During the three months ended March 31, 2019, the Company received $62,500 of the stock subscription receivable.

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

Settlement of debt

On March 19, 2019, the Company entered into two Debt Repayment Agreements with two creditors of the Company (the “Creditors”), pursuant to which the Company agreed to repay $135,851 of debt owed to the Creditors in the form of 295,480 shares of Company’s common stock at an average debt conversion rate of $0.46 per share (the “Debt Repayment”). The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The closing price of the Company’s common stock on March 19, 2019 was $0.60 per share, resulted in a loss on settlement of debt of $41,437.

On March 30, 2019, the Company entered into four Debt Repayment Agreements with four creditors of the Company (the “Creditors”), pursuant to which the Company agreed to repay $868,682 of debt owed to the Creditors in the form of 976,364 shares of Company’s common stock at an average debt conversion rate of $0.89 per share (the “Debt Repayment”). The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The closing price of the Company’s common stock on March 30, 2019 was $0.60 per share, resulted in a gain on settlement of debt of $282,863.

Common stock issued for consulting services

On August 30, 2018, the Company entered into two advisory agreements with two advisors (the “Financial Advisors”), pursuant to which the Company engaged the Financial Advisors to provide certain financial advisory services for a service period of six months. As compensation for the services, the Company agreed to issue the Financial Advisors an aggregate of 67,916 shares of its common stock, par value $0.001. These shares are valued at $20,375, determined using the closing price of the Company’s common stock on August 30, 2018 of $0.30 per share. For the three months ended March 31, 2019, amortization of deferred stock compensation of these shares amounted to $6,792.

On January 23, 2019, the Company entered into a consulting agreement with Redfield Management Service limited for business, finance and investors relations services. The consultant is due a monthly consulting fee of $7,000 and 50,000 shares, to be paid every three months. The term of the agreement is one year. For the three months ended March 31, 2019, amortization of deferred stock compensation of these shares amounted to $80,000. Deferred stock compensation of $400,000 has been recognized as a reduction of shareholders’ deficit as the services had not been performed as of March 31, 2019.

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), a company incorporated in California, pursuant to which GMU will provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 1,000,000 shares of common stock of the Company (the “Share Payment”). Shares subject to the Share Payment will be issued to GMU within 30 days after the agreement is signed. The term of the agreement is one year. For the three months ended March 31, 2019, amortization of deferred compensation of these shares amounted to $25,000. Deferred stock compensation of $575,000 has been recognized as a reduction of shareholders’ deficit as the services had not been performed as of March 31, 2019.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. Thirty percent of the RSUs will vest on July 13, 2019, thirty percent of the RSUs will vest on July 13, 2020, and the remaining forty percent of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares are valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and will be amortized ratably over the term of the vesting periods of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three months ended March 31, 2019, amortization of deferred stock compensation of these shares amounted to $62,951. Deferred stock compensation of $668,443 and $731,394 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of March 31, 2019 and December 31, 2018, respectively.

The following table summarizes unvested restricted common stock activity for the three months ended March 31, 2019 and for the year ended December 31, 2018:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2017	-	$-
Granted	2,300,000	0.37
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2018	2,300,000	$0.37
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of March 31, 2019	2,300,000	$0.37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q and our financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”).

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rates; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2018 Form 10-K.

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

Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the Internet through our websites, www.dailynu.com and www.merionus.com. As of the date of filing of this report, we market thirteen individual nutritional supplement products, nine of which were introduced in 2018, and one beauty product, which was also introduced in 2018, on our websites. We are no longer selling similar products of third parties on our websites.

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller was one of our major suppliers during the year ended December 31, 2017. Upon purchasing these assets from the Seller, we started to manufacture some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplement manufacturing standards, including U.S. Food and Drug Administration and Good Manufacturing Practice compliance and Current Good Manufacturing Practice regulations. In addition to manufacturing the nutritional supplements that we sell, we produce hard capsules, tablets, solid beverages (sachet packaging), teabags, powder, granules, dietary supplements, softgel capsules and health foods from these assets for any potential new customers who need such products. These are the products that were added to our existing products, similar to our OEM and packaging businesses.

In January 2018, we introduced a new beauty product, Noir Naturel, a gentle formula for grey coverage from the first application into hair care.

In September 2018, we introduced three different types of natural aphrodisiac supplements, Viwooba (1-3) for men that may support kidney health, improve immunity, enhance physical fitness, eliminate fatigue, improve sexual desire and enhance body energy, strength and sexual ability.

In March 2019, we introduced 1) Lady-S, a female dietary supplement that may assist with weight loss, 2) Gold King, a nutritional supplement that may provide antioxidant support and liver health, 3) New Power, a nutritional supplement that may support heart health, and 4) Taibao, a nutritional supplement that may enhance physical performance and energy metabolism.

In addition, we anticipate introducing M-Power, a nutritional supplement that may provide anti-aging support, in May 2019.

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

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

	For the three months ended March 31,
				Percentage
	2019	2018	Change	Change
Total sales	$148,377	$64,708	$83,669	129.3%
Total cost of sales	40,361	83,806	(43,445)	(51.8)%
Gross profit (loss)	108,016	(19,098)	127,114	665.6%
Operating expenses
Selling	23,918	231,901	(207,983)	(89.7)%
General and administrative	390,421	364,007	26,414	7.3%
Stock compensation expense	-	480,000	(480,000)	(100.0)%
Amortization of deferred stock compensation	174,742	-	174,742	100.0%
Total operating expenses	589,081	1,075,908	(486,827)	(45.2)%
Loss from operations	(481,065)	(1,095,006)	(613,941)	(56.1)%
Other income, net	258,941	55,242	203,699	368.7%
Provision for income taxes	-	-	-	0.0%
Net loss	$(222,124)	$(1,039,764)	$817,640	(78.6)%

Total sales increased by approximately $84,000, or 129.3%, from approximately $65,000 in the three months ended March 31, 2018 to approximately $148,000 in the three months ended March 31, 2019. The increase of sales was mainly due to the introduction of our new products, Viwooba (1-3), which we newly introduced in September 2018, and Lady-S, Gold King, New Power, and Taibao, which we newly introduced in March 2019. These products were not available during the three months ended March 31, 2018. The increase of sales is also attributable to the increase of Noir Naturel sales as we had more products available for sales during the three months ended March 31, 2019 as compared to the same period in 2018 when we firstly introduced the product. In addition, the increase of sales was attributable to the increase of Auxia sales, as we did not offer such product during the three months ended March 31, 2018. The increase was partially offset by the decrease of sales of our Longevity product, from which we did not generate any sales during the three months ended March 31, 2019.

The cost of sales decreased by approximately $43,000, or 51.8%, from approximately $84,000 in the three months ended March 31, 2018 to approximately $40,000 in the three months ended March 31, 2019. The major reason for the decrease was the decease of our idle capacity cost of approximately $57,000 incurred in the our Nevada factory during the three months ended March 31, 2018, where we were operating at full capacity in the same period in 2019, and approximately $25,000 of our overhead costs incurred in our Nevada factory were being allocated to our finished goods and work-in-progress. The decrease is also attributable to the decrease of our cost of sales of our Longevity products, which normally has a higher unit cost as compared to our other products. Furthermore, we wrote down $810,000 of intangible assets held in our Nevada factory due to impairment at December 31, 2018, for which we were no longer incurring amortization of $22,500 per quarter or $90,000 per year in our manufacturing cost in 2019.

Our overall gross margin percentage increased from approximately a gross loss of 29.5% in the three months ended March 31, 2018 to a gross profit of approximately 72.8% in the three months ended March 31, 2019, mainly due to the reduction of the idle capacity cost incurred in the three months ended March 31, 2018 as described above.

Our product sales gross margin percentage increased from approximately 49.4% in the three months ended March 31, 2018 to approximately 89.4% in the three months ended March 31, 2019. For the three months ended March 31, 2019, the majority of our product sales were attributable to our Auxia, Viwooba (1-3), Lady-S, Gold King, New Power, and Taibao products, which have a higher profit margin compared to our Longevity product, which comprised the majority of our product sales in the three months ended March 31, 2018. As a result, our product sales gross margin percentage increased significantly during the three months ended March 31, 2019 as compared to the same period in 2018.

Our OEM and packaging sales gross margin percentage decreased from approximately 65.1% in the three months ended March 31, 2018 to approximately 19.0% in the three months ended March 31, 2019. For the three months ended March 31, 2019, we incurred more manufacturing overhead cost to our OEM and packaging sales as we incurred increased labor hours allocated to such productions due to certain specified production procedures which required additional labor hours as compared to the same period in March 31, 2018. As a result, our OEM and packaging sales gross margin percentage decreased significantly during the three months ended March 31, 2019 as compared to the same period in 2018.

Selling expenses decreased from approximately $232,000 in the three months ended March 31, 2018 to approximately $24,000 in the three months ended March 31, 2019. The decrease of approximately $208,000, or 89.7%, was mainly due to the decrease of approximately $198,000 of marketing expenses as we held a conference in Hong Kong to promote our products during the three months ended March 31, 2018 and we did not hold any conference during the same period in 2019.

General and administrative (“G&A”) expenses increased by approximately $26,000 from approximately $364,000 in the three months ended March 31, 2018 to approximately $390,000 in the three months ended March 31, 2019. The increase was mainly attributable to the increase of approximately $19,000 of payroll related expenses, the increase of approximately $9,000 of rental expenses, the increase of approximately $8,000 of insurance expenses, the increase of approximately $7,000 of printing expenses, and the increase of approximately $7,000 of other miscellaneous G&A expenses, such as office and repair and maintenance expenses, offset by the decrease of approximately $13,000 of professional fees, such as attorney fees, auditor fees and consulting fees, and the decrease of approximately $11,000 of bad debt expenses.

Stock compensation expenses decreased by $480,000 during the three months ended March 31, 2019 compared to the same period in 2018 because Mr. Wang, our CEO and CFO, distributed 1,500,000 shares of his own stock to certain persons outside of the United States who had previously worked with the Company as an incentive for these individuals to assist the Company to develop its international market during the 2018 period. The Company determined that these 1,500,000 shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 225-10-S99-4. As a result, we incurred $480,000 stock compensation expense for the three months ended March 31, 2018. We did not incur such stock compensation expense for the three months ended March 31, 2019.

Amortization of deferred stock compensation increased by approximately $175,000 in the three months ended March 31, 2019 as compared to 2018, of which $63,000 related to the amortization of the value of 2,300,000 shares of restricted shares of common stock to three employees, which all have a vesting period of three years. In addition, we also issued 67,916 shares of our common stock valued at $20,375 during the year ended December 31, 2018 to two financial advisors to provide certain financial advisory services for a period of six months and amortized such cost of approximately $6,792. In January and March 2019, we issued 1,150,000 shares of our common stock with additional 450,000 shares of our common stock to be issued in each of the next three quarters of 2019 valued at $1,080,000 to two advisors to provide certain financial advisory services and amortized such cost of approximately $105,000. We did not incur any amortization of deferred stock compensation during the same period in 2018.

Other income increased by approximately $204,000 from approximately $55,000 of other expense in the three months ended March 31, 2018 to approximately $259,000 of other income in the three months ended March 31, 2019, mainly due to approximately $241,000 of gain on debt settlement which we issued stock with a fair value of approximately $763,000 in exchange for the settlement of debt of approximately $1.0 million during the three months ended March 31, 2019. We did not enter into such transactions during the same period in 2018.

Net loss decreased by approximately $0.8 million from approximately $1.0 million in the three months ended March 31, 2018 to approximately $0.2 million in the three months ended March 31, 2019 mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2019, we had a cash balance of approximately $5,000, compared to a cash balance of approximately $296,000 at December 31, 2018.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and an outstanding commitment of $1.0 million in relation to the purchase of assets associated with the manufacture of dietary supplements, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the reduced liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need additional capital, our principal shareholder and Chief Executive and Financial Officer may lend additional money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

Management has concluded under U.S. GAAP that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenue and working capital. If we are unable to generate significant revenue or secure financing, we may be required to cease or limit our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

For the three months ended March 31, 2019, cash used in operating activities amounted to approximately $357,000 as compared to approximately $450,000 used in operating activities in the same period in 2018. Cash used in operating activities for the three months ended March 31, 2019 mainly included approximately $222,000 net loss, non-cash transaction of approximately $241,000 from gain on debt settlement, the increase of inventory of approximately $120,000 as we had started production in full capacity during the three months ended March 31, 2019 and stocked up our inventory at March 31, 2019, the decrease of deferred revenue of approximately $60,000, the increase of accounts receivable of approximately $44,000, and the decrease of lease liability of approximately $20,000 as we paid off our lease obligations after our lease obligations were undertaken in March 2019. This amount was partially offset by the non-cash expense of approximately $175,000 in stock based compensation, the decrease of prepaid expenses of approximately $47,000, the increase of accounts payable and accrued expenses of approximately $115,000 as we were currently behind on our payment schedule, and non-cash expenses of approximately $17,000 of depreciation and amortization expenses and $12,000 of amortization of a right-of-use asset.

For the three months ended March 31, 2019, financing activities provided approximately $66,000 as compared to approximately $448,000 during the three months ended March 31, 2018. Net cash received in the three months ended March 31, 2019 includes approximately $63,000 from the collection of our stock subscription receivable and approximately $85,000 from a loan from our principal shareholder and Chief Executive and Financial Officer. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $81,000, of which approximately $62,000 was repaid to our principal shareholder and Chief Executive and Financial Officer, and approximately $19,000 was paid to the unaffiliated third parties.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2019 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2019, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2019, we entered into a consulting agreement with Redfield Management Service limited to enhance and develop our business interests and welfare. We issued 150,000 shares of our Common Stock under this agreement during the quarter ended March 31, 2019.

Item 6. Exhibits.

(a) Exhibits.

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Document Description

10.1	Consulting Agreement between Merion, Inc. and Redfield Management Service Limited dated January 23, 2019.

31.1	CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION OF CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	May 10, 2019	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer, Principal Financial and Principal Accounting Officer, Director	May 10, 2019

