Form 10-Q
period 2019-06-30
Merion, Inc.
filed 2019-09-10
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number 333-173681

Merion, Inc.
(Name of small business issuer in its charter)

Nevada	5122	45-2898504
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)

100 N. Barranca St. #1000 West Covina, CA	91791
(Address of principal executive offices)	(Zip Code)

100 N. Barranca St. #1000

West Covina, CA 91791

(626) 331-7570

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of September 6, 2019, there were 177,264,208 issued and outstanding shares of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	June 30	December 31,
	2019	2018
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$767	$295,521
Accounts receivable, net	49,414	673
Inventories	161,974	50,339
Prepaid expenses	18,598	69,631
TOTAL CURRENT ASSETS	230,753	416,164

PROPERTY AND EQUIPMENT, net	357,331	390,692
RIGHT-OF-USE ASSET	579,024	-
DEPOSITS	15,410	-
TOTAL ASSETS	$1,182,518	$806,856

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,395,017	$1,173,546
Deferred revenue	7,436	1,522,280
Accrued bonus	28	679,800
Lease liabilities - current	96,211	-
Due to shareholder, interest bearing	471,603	471,603
Due to shareholder, non-interest bearing	588,863	2,508,051
Advances from related parties, interest bearing	-	30,000
Advances from related parties, non-interest bearing	-	518,839
Due to employee	-	95,000
Due to third parties, interest bearing	-	109,030
Due to third parties, non-interest bearing	-	101,666
TOTAL CURRENT LIABILITIES	2,559,158	7,209,815

NON-CURRENT LIABILITIES:
Lease liabilities - non-current	476,545	-
Due to shareholder, non-interest bearing	2,000,000	-
Advances from related parties, interest bearing	30,000	-
Advances from related parties, non-interest bearing	518,839	-
Due to employee	95,000	-
Due to third parties, interest bearing	20,000	-
Due to third parties, non-interest bearing	50,000	-
TOTAL NON-CURRENT LIABILITIES	3,190,384	-

TOTAL LIABILITIES	5,749,542	7,209,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized,
177,264,208 and 174,792,364 shares issued and outstanding,
as of June 30, 2019 and December 31, 2018, respectively	177,264	174,792
Stock subscription receivable	(1,110,695)	(1,200,000)
Additional paid-in capital	19,054,535	17,573,900
Deferred stock compensation	(1,029,793)	(738,185)
Deficit	(21,658,335)	(22,213,466)
TOTAL SHAREHOLDERS' DEFICIT	(4,567,024)	(6,402,959)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,182,518	$806,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
SALES
Direct Sales	$1,359,018	$130,946	$1,472,347	$160,129
OEM and Packaging	118,631	15,963	153,679	51,488
TOTAL SALES	1,477,649	146,909	1,626,026	211,617

COST OF SALES
Direct Sales	32,570	22,027	44,552	36,791
OEM and Packaging	41,607	3,615	69,986	16,029
Idle Capacity	-	75,342	-	133,109
TOTAL COST OF SALES	74,177	100,984	114,538	185,929

GROSS PROFIT	1,403,472	45,925	1,511,488	25,688

OPERATING EXPENSES
Selling expenses	15,552	25,915	39,470	257,816
General and administrative expenses	352,239	312,363	742,660	675,231
Stock compensation expense	-	44,000	-	524,000
Amortization of deferred stock compensation cost	253,650	-	428,392	-
Total operating expenses	621,441	382,278	1,210,522	1,457,047

INCOME (LOSS) FROM OPERATIONS	782,031	(336,353)	300,966	(1,431,359)

OTHER INCOME (EXPENSE), net
Other income (expense)	11,346	28,764	44,187	102,083
Finance expenses	(16,122)	(18,221)	(31,448)	(36,298)
Gain on debt settlement	-	-	241,426	-
Total other (expense) income, net	(4,776)	10,543	254,165	65,785

INCOME (LOSS) BEFORE INCOME TAXES	777,255	(325,810)	555,131	(1,365,574)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$777,255	$(325,810)	$555,131	$(1,365,574)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	177,251,571	171,610,812	176,158,993	170,631,039
Diluted	178,291,586	171,610,812	177,451,005	170,631,039

INCOME (LOSS) PER SHARE
Basic	$0.00	$(0.00)	$0.00	$(0.01)
Diluted	$0.00	$(0.00)	$0.00	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Six Months Ended June 30, 2018
	Common Stock		Stock	Additional	Deferred
			Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2018	169,161,896	$169,162	$(123,455)	$11,870,808	$-	$(19,066,648)	$(7,150,133)
Net loss	-	-	-	-	-	(1,039,764)	(1,039,764)
Issuance of common stock for cash	759,563	760	(57,709)	682,838	-	-	625,889
Issuance of common stock for purchase of machinery and intangible assets	1,000,000	1,000	-	319,000	-	-	320,000
Cancellation of stock subscription	(111,110)	(111)	100,000	(99,889)	-	-	-
Collection of stock subscription	-	-	23,455	-	-	-	23,455
Transfer of common stock from major shareholder for services	-	-	-	480,000	-	-	480,000
BALANCE, March 31, 2018 (Unaudited)	170,810,349	$170,811	$(57,709)	$13,252,757	$-	$(20,106,412)	(6,740,553)
Net loss	-	-	-	-	-	(325,810)	(325,810)
Issuance of common stock for cash	715,011	714	-	642,786	-	-	643,500
Issuance of common stock for financing related services	46,668	47	-	(47)	-	-	-
Issuance of common stock for debt settlement	400,000	400	-	359,600	-	-	360,000
Issuance of common stock for consulting services	200,000	200	-	43,800	-	-	44,000
Collection of stock subscription	-	-	57,709	-	-	-	57,709
BALANCE, June 30, 2018 (Unaudited)	172,172,028	$172,172	$-	$14,298,896	$-	$(20,432,222)	$(5,961,154)

	For the Six Months Ended June 30, 2019
			Stock	Additional	Deferred
	Common Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2019	174,792,364	$174,792	$(1,200,000)	$17,573,900	$(738,185)	$(22,213,466)	$(6,402,959)
Net loss	-	-	-	-	-	(222,124)	(222,124)
Issuance of common stock for consulting services	1,150,000	1,150	-	1,078,850	(1,080,000)	-	-
Amortization of deferred stock compensation	-	-	-	-	174,742	-	174,742
Issuance of common stock for debt settlement	1,271,844	1,272	-	761,835	-	-	763,107
Collection of stock subscription	-	-	62,500	-	-	-	62,500
BALANCE, March 31, 2019 (Unaudited)	177,214,208	177,214	(1,137,500)	19,414,585	(1,643,443)	(22,435,590)	(5,624,734)
Net income	-	-	-	-	-	777,255	777,255
Issuance of common stock for consulting services	50,000	50	-	(50)	-	-	-
Cancellation of common stock for consulting services	-	-	-	(360,000)	360,000	-	-
Amortization of deferred stock compensation	-	-	-	-	253,650	-	253,650
Collection of stock subscription	-	-	26,805	-	-	-	26,805
BALANCE, June 30, 2019 (Unaudited)	177,264,208	$177,264	$(1,110,695)	$19,054,535	$(1,029,793)	$(21,658,335)	$(4,567,024)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$555,131	$(1,365,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,361	81,056
Stock compensation expense	-	524,000
Gain on debt settlement	(241,426)	-
Amortization of deferred stock compensation	428,392	-
Amortization of right-of-use asset	46,382	-
Bad debt expense	11,134	23,418
Changes in operating assets and liabilities
Accounts receivable	(59,875)	4,028
Inventories	(111,635)	17,304
Prepaid expenses	51,033	(13,399)
Deposits and other assets	(15,410)	-
Accounts payable and accrued expenses	329,334	(78,167)
Deferred revenue	(1,418,976)	(127,903)
Lease liabilities	(52,650)	-
Net Cash Used in Operating Activities	(445,205)	(935,237)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	89,305	1,350,553
Advances from shareholder, non-interest bearing	142,860	62,316
Repayment of shareholder loan, non-interest bearing	(62,048)	(211,025)
Repayment of advances from third parties, non-interest bearing	(19,666)	(239,318)
Principal payments of debt	-	(6,468)
Net Cash Provided by Financing Activities	150,451	956,058

Net Change in Cash	(294,754)	20,821

Cash, beginning of period	295,521	5,038

Cash, end of period	$767	$25,859

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$31,566
Cash paid for income tax	$-	$-
	.
Non-cash transactions of investing and financing activities
Purchase of machinery and intangible assets	$-	$1,000,000
Stock issued for purchase of machinery and intangible assets	$-	$320,000
Stock issued for debt settlement	$763,107	$360,000
Stock issued on deferred stock compensation	$720,000	$-
Initial recognition of right-of-use assets and lease liabilities	$618,226	$-

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	June 30, 2019	December 31, 2018

Accounts receivable	$60,548	$673
Allowance for doubtful accounts	(11,134)	-
Accounts receivable, net	$49,414	$673

Movement of allowance for doubtful accounts is as follows:

	Six months ended June 30, 2019	Year ended December 31, 2018

Beginning balance	$-	$43,276
Provision for doubtful accounts	11,134	46,836
Less: write-offs	-	(90,112)
Ending balance	$11,134	$-

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

Accrued Bonus

Accrued bonus represents amounts earned by the Company’s affiliate members (the “Affiliated Members”) for successful product sales. These bonuses are in the form of rebate credits that can be used to order the Company’s products, or the Affiliate Members can request a rebate in cash.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $23,615 and $703 for the three months ended June 30, 2019 and 2018, respectively, and totaled $26,424 and $3,163 for the six months ended June 30, 2019 and 2018, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Hence, the allowance as of June 30, 2019 and December 31, 2018 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of June 30, 2019 and December 31, 2018.

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

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $9,261and $11,072 for the three months ended June 30, 2019 and 2018, respectively, and totaled $19,963 and $15,898 for the six months ended June 30, 2019 and 2018, respectively.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $0 and $34 for the three months ended June 30, 2019 and 2018, respectively, and totaled $904 and $382 for the six months ended June 30, 2019 and 2018, respectively.

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

The following table presents basis net (loss) income per share for the periods indicated:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Basic earnings per share calculation:
Net income (loss)	777,255	(325,810)	555,131	(1,365,574)
Weighted average of common stock outstanding	177,251,571	171,610,812	176,158,993	170,631,039
Basic net (loss) income per share	0.00	(0.00)	0.00	(0.01)

The following table presents basis net (loss) income per share for the periods indicated:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Basic earnings per share calculation:
Net income (loss)	777,255	(325,810)	555,131	(1,365,574)
Weighted average of common stock outstanding	178,291,586	171,610,812	177,451,005	170,631,039
Basic net (loss) income per share	0.00	(0.00)	0.00	(0.01)

2,300,000 shares of restricted common stock with weighted average effect of 1,040,015 and 1,292,012 diluted shares are included in the diluted EPS calculation for the three and six months ended June 30, 2019, respectively. There were no other potential dilutive securities outstanding for the three and six months ended June 30, 2019 and 2018.

Concentration of Credit Risk

-    Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had approximately less than $1,000 and $104,000 uninsured balances as June 30, 2019 and December 31, 2018, respectively.

-    Major Customers and Suppliers

For the three months ended June 30, 2019, no customer accounted for more than 10% of the Company’s sales and for the three months ended June 30, 2018, one customer accounted for approximately 71% of the Company’s sales.

For the six months ended June 30, 2019, no customer accounted for more than 10% of the Company’s sales and for the six months ended June 30, 2018, two customers accounted for approximately 60% (49% and 11%) of the Company’s sales.

As of June 30, 2019, three customers accounted for 100% (74%, 13% and 13%) of the Company’s accounts receivables. As of December 31, 2018, one customer accounted for 100% of the Company’s accounts receivables.

For the three months ended June 30, 2019, two suppliers accounted for approximately 81% (64% and 17%) of the Company’s product purchases and for the three months ended June 30, 2018, three suppliers accounted for approximately 57% (35%, 11% and 11%) of the Company’s product purchases.

For the six months ended June 30, 2019, four suppliers accounted for approximately 69% (23%, 19%, 17% and 10%) of the Company’s product purchases and for the six months ended June 30, 2018, two suppliers accounted for approximately 40% (30% and 10%) of the Company’s product purchases.

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

New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU did not have any material effect on the Company’s unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying statements of operations and cash flows.

Note 4 – Inventories

Inventories consist of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Raw materials	$90,667	$31,957
Work-in-progress	10,768	2,775
Finished goods	60,539	15,607
Inventories	$161,974	$50,339

Note 5 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvements	40,053	40,053
Machinery	420,000	420,000
Total	781,369	781,369
Less: accumulated depreciation and amortization	(424,038)	(390,677)
Property and equipment, net	$357,331	$390,692

Depreciation expense totaled $16,150 and $17,727 for the three months ended June 30, 2019 and 2018, respectively.

Depreciation expense totaled $33,361 and $36,056 for the six months ended June 30, 2019 and 2018, respectively.

Note 6 – Debt

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have an annual interest rate of 6%, are unsecured, and are due on demand. As of June 30, 2019 and December 31, 2018, the Company owed $20,000 and $109,030 to these third parties, respectively. In March 2019, the Company settled $89,030 of the debt owed to some of these third parties and converted the debt into the Company’s common stock (See Note 10 - Equity).

Interest expense for the three months ended June 30, 2019 and 2018 for the above loans amounted to $299 and $1,631, respectively.

Interest expense for the six months ended June 30, 2019 and 2018 for the above loans amounted to $1,722 and $3,244, respectively.

In March 2019, the repayment terms related to the remaining balance of $20,000 were changed by the third party creditor from due on demand to due on March 20, 2024.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. As of June 30, 2019 and December 31, 2018, the Company owed $50,000 and $101,666 to these third parties, respectively. In March 2019, the Company settled $32,000 of the debt owed to a third party and converted the debt into the Company’s common stock (See Note 10 - Equity). The Company also repaid $19,666 to a third party during the six months ended June 30, 2019.

In March 2019, the repayment terms related to the remaining balance of $50,000 was changed by the third party creditor from due on demand to due on March 20, 2024.

Note 7 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest on this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. As of June 30, 2019 and December 31, 2018, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 was to be repaid on February 1, 2019 and was extended to May 1, 2019. This loan has been converted to be due on demand.

Interest expense for each of the three month periods ended June 30, 2019 and 2018 for the above loan amounted to $12,487.

Interest expense for each of the six month periods ended June 30, 2019 and 2018 for the above loan amounted to $24,975.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the six months ended June 30, 2019 and 2018, advances totaled $142,860 and $62,316, respectively, and payments to Mr. Wang totaled $62,048 and $211,025, respectively. As of June 30, 2019 and December 31, 2018, the balance due to Mr. Wang, non-interest bearing, amounted to $2,588,863 and $2,508,051, respectively. This balance is unsecured and is due on demand.

In March 2019, the repayment terms related to $2,000,000 of the total balance was changed by Mr. Wang from due on demand to due on March 20, 2024.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured and are due on demand. As of June 30, 2019 and December 31, 2018, the Company owed $95,000 to such employee.

In March 2019, the repayment terms related to the balance of $95,000 was changed by the employee from due on demand to due on March 20, 2024.

Advances from related parties, interest bearing

The Company has borrowed $30,000 from a related party to fund operations since July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10%, are unsecured and are due on demand. As of June 30, 2019 and December 31, 2018, the Company owed $30,000 to this related party.

Interest expense for the three months ended June 30, 2019 and 2018 for the above loans amounted to $748.

Interest expense for the six months ended June 30, 2019 and 2018 for the above loans amounted to $1,488.

In March 2019, the repayment terms were changed by the related party from due on demand to due on March 20, 2024.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of June 30, 2019 and December 31, 2018, the Company owed $518,839 to these related parties.

In March 2019, the repayment terms for the $518,839 was changed by these related parties from due on demand to due on March 20, 2024.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State statutory rate	7.0%	7.0%	7.0%	7.0%
Valuation allowance	(37.7)%	(15.0)%	(51.0)%	(17.1)%
Permanent difference *	9.7%	(13.0)%	23.0%	(10.9)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $6,805,000 for Federal and state income taxes as of June 30, 2019. The cumulative net operating loss carryforward that may be applied against future taxable income is approximately $7,817,000 for Federal and state as of December 31, 2018, and will expire in the years 2031 to 2038. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets is as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
Allowance for doubtful accounts	$3,116	$-
Amortization of intangible assets	204,000	211,556
Net operating losses	1,697,071	1,975,889
Deferred tax assets	1,904,187	2,187,445
Valuation allowance	(1,904,187)	(2,187,445)
Deferred tax assets, net	$-	$-

Changes in the value allowance for deferred tax assets decreased by $283,258 from $2,187,445 at December 31, 2018 to $1,904,187 at June 30, 2019. During the six months ended June 30, 2019, the Company utilized $278,818 deferred tax assets from prior period.

As of June 30, 2019, federal tax returns filed for 2016 and 2017 remain subject to examination by the taxing authorities. As of June 30, 2019, California tax returns filed for 2015, 2016 and 2017 remain subject to examination by the taxing authorities.

Note 9 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. There is no impact from the adoption of ASC 842, as of January 1, 2019 as the Company did not have any existing leases with a lease term in excess of twelve months on January 1, 2019.

In January 2019, the Company entered a new office lease agreement with a 5-year lease term starting in March 2019 and terminating in February 2024. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $618,000, with corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which is determined using an incremental borrowing rate. The remaining lease term of the lease is 4.67 years.

The Company also leases a factory space on a month-to-month basis, which it classifies as an operating lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended June 30, 2019 and 2018, lease expenses amounted to $45,287 and $22,318, respectively, of which, $10,500 and $0 are short-term lease expenses, respectively.

For the six months ended June 30, 2019 and 2018, lease expenses amounted to $67,382 and $41,974, respectively, of which, $21,000 and $0 are short-term lease expenses, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended June 30,	Operating lease amount
2020	$121,806
2021	136,740
2022	140,844
2023	145,064
2024	98,624
Total lease payments	643,078
Less: interest	(70,322)
Present value of lease liabilities	$572,756

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

3) On June 30, 2017, the Company’s Board of Directors approved the grant of up to twenty million shares (from authorized but unissued shares of the Company’s common stock) to persons outside the U.S. who sell Company products based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan has been, and will continue to be solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933. No shares have been issued during the six months ended June 30, 2019 and 2018.

Private placements

During the six months ended June 30, 2018, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 1,474,574 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.90 per share for an aggregate offering price of $1,327,098. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

As of June 30, 2019 and December 31, 2018, $1,110,695 and $1,200,000, respectively, were unpaid and recognized as stock subscription receivable in the accompanying statements of changes in shareholders’ deficit. During the six months ended June 30, 2019, the Company received $89,305 of the stock subscription receivable.

Purchase of assets

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Company purchased the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. No other assets were included with this purchase and the Company assumed the Seller’s obligations under a lease of real property used in the Seller’s business.

The issuance of the Purchase Shares was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The payment of the cash portion of the Purchase Price was to occur in two distributions: (i) the first, in the amount of $600,000, was to occur within six months of the date of the Purchase Agreement, and (ii) the second, in the amount of $400,000, was to occur within twelve months of the date of the Purchase Agreement. The second distribution may be reduced by any indemnification claims against the Seller under the terms of the Agreement. The distribution of the Purchase Shares was completed in March 2018. The payment date for the $1,000,000 cash portion of the Purchase Price was extended to December 31, 2019.

Settlement of debt

On March 19, 2019, the Company entered into two Debt Repayment Agreements with two creditors of the Company (the “Creditors”), pursuant to which the Company agreed to repay $135,851 owed to the Creditors in the form of 295,480 shares of Company’s common stock at an average debt conversion rate of $0.46 per share (the “Debt Repayment”). The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The closing price of the Company’s common stock on March 19, 2019 was $0.60 per share, which resulted in a loss on settlement of debt of $41,437.

On March 30, 2019, the Company entered into Debt Repayment Agreements with four creditors of the Company (the “Creditors”), pursuant to which the Company agreed to repay $868,682 owed to the Creditors in the form of 976,364 shares of Company’s common stock at an average debt conversion rate of $0.89 per share (the “Debt Repayment”). The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The closing price of the Company’s common stock on March 30, 2019 was $0.60 per share, which resulted in a gain on settlement of debt of $282,863.

Common stock issued for consulting services

On August 30, 2018, the Company entered into two advisory agreements with two advisors (the “Financial Advisors”), pursuant to which the Company engaged the Financial Advisors to provide certain financial advisory services for a service period of six months. As compensation for the services, the Company agreed to issue the Financial Advisors an aggregate of 67,916 shares of its common stock, par value $0.001. These shares are valued at $20,375, determined using the closing price of the Company’s common stock on August 30, 2018 of $0.30 per share. For the three and six months ended June 30, 2019, amortization of deferred stock compensation of these shares amounted to $0, and $6,792, respectively.

On January 23, 2019, the Company entered into a consulting agreement with Redfield Management Service limited for business, finance and investor relations services. The consultant is due a monthly consulting fee of $7,000 and 50,000 shares, to be paid every three months. The term of the agreement is one year. The service agreement was terminated at the end of April and the Company issued a total of 200,000 shares of its common stock during the six months ended June 30, 2019. For the three and six months ended June 30, 2019, amortization of deferred stock compensation of these shares amounted to $40,000 and $120,000, respectively.

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), a company incorporated in California, pursuant to which GMU will provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 1,000,000 shares of common stock of the Company (the “Share Payment”). Shares subject to the Share Payment will be issued to GMU within 30 days after the agreement is signed. The term of the agreement was for one year but was terminated in May, 2019. For the three and six months ended June 30, 2019, amortization of deferred compensation of these shares amounted to $150,000 and $175,000, respectively. Deferred stock compensation of $425,000 has been recognized as a reduction of shareholders’ deficit as the services had not been performed as of June 30, 2019.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. Thirty percent of the RSUs will vest on July 13, 2019, thirty percent of the RSUs will vest on July 13, 2020, and the remaining forty percent of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares are valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and will be amortized ratably over the term of the vesting periods of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three and six months ended June 30, 2019, amortization of deferred stock compensation of these shares amounted to $63,650 and $126,601, respectively. Deferred stock compensation of $604,792 and $731,394 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes unvested restricted common stock activity for the six months ended June 30, 2019 and for the year ended December 31, 2018:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2017	-	$-
Granted	2,300,000	0.37
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2018	2,300,000	$0.37
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of June 30, 2019	2,300,000	$0.37

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

Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the Internet through our websites, www.dailynu.com and www.merionus.com. As of the date of filing of this report, we market thirteen individual nutritional supplement products, three and five of which were introduced in 2018 and 2019 respectively, and one beauty product, which was also introduced in 2018, on our websites. We are no longer selling similar products of third parties on our websites.

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

In May 2019, we introduced M-Power, a nutritional supplement that may provide anti-aging support.

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

Our products are sensitive to business and personal discretionary spending levels, and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of volatility, and the future economic environment, while improving, continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. Also, the increase of trade tensions between US and China might have negative impacts on our business.  In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and results of operations.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

	For the three months ended June 30,
				Percentage
	2019	2018	Change	Change
Total sales	$1,477,649	$146,909	$1,330,740	905.8%
Total cost of sales	74,177	100,984	(26,807)	(26.5%)
Gross profit	1,403,472	45,925	1,357,547	2,956.0%
Operating expenses
Selling	15,552	25,915	(10,363)	(40.0%)
General and administrative	352,239	312,363	39,876	12.8%
Stock compensation expense	-	44,000	(44,000)	(100.0%)
Amortization of deferred stock compensation	253,650	-	253,650	100.0%
Total operating expenses	621,441	382,278	239,163	62.6%
Income (loss) from operations	782,031	(336,353)	1,118,384	332.5%
Other income (expenses), net	(4,776)	10,543	(15,319)	(145.3%)
Net income (loss)	$777,255	$(325,810)	$1,103,065	338.6%

Total sales increased by approximately $1.3 million, or 905.8%, from approximately $147,000 in the three months ended June 30, 2018 to approximately $1.5 million in the three months ended June 30, 2019. The increase of sales was mainly due to the shipping of our backlog of 544 orders of Auxia and 2,917 orders of Cell Power products from members who had previously paid for their purchases. The increase is also attributable to the introduction of our new products: 123 orders of Viwooba (1-3), which we introduced in September 2018, 734 orders of Lady-S, 47 orders of Gold King, 36 orders of Heart Power, and 42 orders of Taibao, which we introduced in March 2019. These products were not available during the three months ended June 30, 2018. The increase in sales is also attributable to the increase of 1,324 orders of Noir Naturel sales as we had more products available for sale during the three months ended June 30, 2019 as compared to the same period in 2018 when we first introduced the product (in March 2018).

The cost of sales decreased by approximately $27,000, or 26.5%, from approximately $101,000 in the three months ended June 30, 2018 to approximately $74,000 in the three months ended June 30, 2019. The major reason for the decrease was the decease of our idle capacity cost of approximately $75,000 incurred in our Nevada factory during the three months ended June 30, 2018, where we were operating at full capacity in the same period in 2019, and approximately $14,000 of our overhead costs incurred in our Nevada factory were being allocated to our finished goods and work-in-progress inventories. Furthermore, we wrote down $810,000 of intangible assets due to impairment at December 31, 2018, for which we were no longer incurring amortization expense of $22,500 per quarter or $90,000 per year in our manufacturing costs in 2019.

Our overall gross margin percentage increased from approximately 31.3% in the three months ended June 30, 2018 to a gross profit of approximately 95.0% in the three months ended June 30, 2019, mainly due to the sales of our high profit margin products of Auxia and Cell Power and the reduction of the idle capacity cost incurred in the three months ended June 30, 2018 as described above.

Our product sales gross margin percentage increased from approximately 83.2% in the three months ended June 30, 2018 to approximately 97.6% in the three months ended June 30, 2019. For the three months ended June 30, 2019, the majority of our product sales were attributable to our Auxia, Cell Power, Viwooba (1-3), Lady-S, Gold King, New Power, and Taibao products, which were all manufactured by us. The major reasons for the increase of sales gross margin percentage were that we were no longer incurring any amortization of the intangible assets that we wrote off in 2018. As a result, our product sales gross margin percentage increased accordingly during the three months ended June 30, 2019 as compared to the same period in 2018.

Our OEM and packaging sales gross margin percentage decreased from approximately 77.4% in the three months ended June 30, 2018 to approximately 64.9% in the three months ended June 30, 2019. For the three months ended June 30, 2019, we incurred more manufacturing overhead cost for our OEM and packaging sales as we incurred increased labor hours allocated to such production due to certain specified production procedures which required additional labor hours as compared to the same period in June 30, 2018. As a result, our OEM and packaging sales gross margin percentage decreased by 12.5% during the three months ended June 30, 2019 as compared to the same period in 2018.

Selling expenses decreased from approximately $26,000 in the three months ended June 30, 2018 to approximately $16,000 in the three months ended June 30, 2019. The decrease of approximately $10,000, or 40.0%, was mainly due to the decrease of approximately $5,000 of marketing expenses and the decrease of approximately $5,000 of shipping expenses.

General and administrative (“G&A”) expenses increased by approximately $40,000 from approximately $312,000 in the three months ended June 30, 2018 to approximately $352,000 in the three months ended June 30, 2019. The increase was mainly attributable to the increase of approximately $22,000 of rental expenses, the increase of approximately $11,000 of professional fees, such as attorney fees, auditor fees and consulting fees, the increase of approximately $16,000 of payroll expenses, offset by the decrease of approximately $9,000 of other miscellaneous G&A expenses, such as travel and lab test expenses.

Stock compensation expenses decreased by $44,000 during the three months ended June 30, 2019 compared to the same period in 2018 because we incurred $44,000 in stock compensation expense as we issued 200,000 shares to a consultant for research and strategic planning consulting services during the three months ended June 30, 2018. We did not incur such stock compensation expense for the three months ended June 30, 2019.

Amortization of deferred stock compensation increased by approximately $254,000 in the three months ended June 30, 2019 as compared to 2018, of which, approximately $64,000 related to the amortization of the value of 2,300,000 shares of restricted shares of common stock to three employees, which all have a vesting period of three years. In addition, in January and March 2019, we issued 1,150,000 shares of our common stock with an additional 450,000 shares of our common stock to be issued in each of the next three quarters of 2019 valued at $1,080,000 to two advisors to provide certain financial advisory services, and amortized such cost, approximately $190,000. These two service contracts were terminated in April and May of 2019 due to non-performance. We did not incur any amortization of deferred stock compensation during the same period in 2018.

Other expenses increased by approximately $15,000 from approximately $11,000 of other income in the three months ended June 30, 2018 to approximately $5,000 of other expenses in the three months ended June 30, 2019, mainly due to approximately $18,000 of fees charged to our shareholders in assisting them to obtain electronic stock certificates and $11,000 other miscellaneous income during the three months ended June 30, 2018. We did not enter into such transactions during the same period in 2019. During the three months ended June 30, 2019, we generated approximately $11,000 from sales of our sample products.

Net income increased by approximately $1.1 million from approximately $0.3 million of net loss in the three months ended June 30, 2018 to approximately $0.8 million of net income in the three months ended June 30, 2019, mainly due to the reasons discussed above.

Comparison of the six months ended June 30, 2019 and 2018

	For the six months ended June 30,
				Percentage
	2019	2018	Change	Change
Total sales	$1,626,026	$211,617	$1,414,409	668.4%
Total cost of sales	114,538	185,929	(71,391)	(38.4%)
Gross profit	1,511,488	25,688	1,485,800	5,784.0%
Operating expenses
Selling	39,470	257,816	(218,346)	(84.7%)
General and administrative	742,660	675,231	67,429	10.0%
Stock compensation expense	-	524,000	(524,000)	(100.0%)
Amortization of deferred stock compensation	428,392	-	428,392	100.0%
Total operating expenses	1,210,522	1,457,047	(246,525)	(16.9%)
Income (loss) from operations	300,966	(1,431,359)	1,732,325	121.0%
Other income, net	254,165	65,785	188,380	286.4%
Net income (loss)	$555,131	$(1,365,574)	$1,920,705	140.7%

Total sales increased by approximately $1.4 million or 668.4%, from approximately $212,000 in the six months ended June 30, 2018 to approximately $1.6 million in the six months ended June 30, 2019. The increase of sales was mainly due to the shipping of our backlog of 1,329 orders of Auxia and 3,124 orders of Cell Power products from our members which they have previously paid for their purchases. The increase is also attributable to the introduction of our new products, 157 orders of Viwooba (1-3), which we introduced in September 2018, and 833 orders of Lady-S, 100 orders of Gold King, 78 orders of Heart Power, and 59 orders of Taibao, which we newly introduced in March 2019. These products were not available during the six months ended June 30, 2018. The increase of sales is also attributable to the increase of Noir Naturel sales as we had more products available for sales during the six months ended June 30, 2019 as compared to the same period in 2018 when we first introduced the product. The increase was partially offset by the decrease of sales of 1,195 orders of our Longevity product made during the six months ended June 30, 2018, as we did not generate any sales during the six months ended June 30, 2019.

The cost of sales decreased by approximately $71,000, or 38.4%, from approximately $186,000 in the six months ended June 30, 2018 to approximately $115,000 in the six months ended June 30, 2019. The major reason was the decease of our idle capacity cost of approximately $133,000 incurred in the our Nevada factory during the six months ended June 30, 2018, where we were operating at full capacity in the same period in 2019, and approximately $14,000 of our overhead costs incurred in our Nevada factory was allocated to our finished goods and work-in-progress. The decrease is also attributable to the decrease of our cost of sales of our Longevity products, which normally has a higher unit cost as compared to our other products. Furthermore, we wrote down $810,000 of intangible assets due to impairment at December 31, 2018, for which we were no longer incurring amortization of $22,500 per quarter or $90,000 per year in our manufacturing cost in 2019.

Our overall gross margin percentage increased from approximately of 12.1% in the six months ended June 30, 2018 to approximately 93.0% in the six months ended June 30, 2019, mainly due to the reduction of the idle capacity cost incurred in the six months ended June 30, 2018 as described above.

Our product sales gross margin percentage increased from approximately 77.0% in the six months ended June 30, 2018 to approximately 97.0% in the six months ended June 30, 2019. For the six months ended June 30, 2019, the majority of our product sales were attributable to our Auxia, Cell Power, Viwooba (1-3), Lady-S, Gold King, New Power, and Taibao products, which were all manufactured by us and have a higher profit margin compared to our Longevity product, which comprised the majority of our product sales in the six months ended June 30, 2018. As a result, our product sales gross margin percentage increased accordingly during the six months ended June 30, 2019 as compared to the same period in 2018.

Our OEM and packaging sales gross margin percentage decreased from approximately 68.9% in the six months ended June 30, 2018 to approximately 54.5% in the six months ended June 30, 2019. For the six months ended June 30, 2019, we incurred more manufacturing overhead cost for our OEM and packaging sales as we incurred increased labor hours allocated to such production due to certain specified production procedures which required additional labor hours as compared to the same period in June 30, 2018. As a result, our OEM and packaging sales gross margin percentage decreased by 14.4% during the six months ended June 30, 2019 as compared to the same period in 2018.

Selling expenses decreased from approximately $258,000 in the six months ended June 30, 2018 to approximately $40,000 in the six months ended June 30, 2019. The decrease of approximately $218,000, or 84.7%, was mainly due to the decrease of approximately $198,000 of marketing expenses as we held a conference in Hong Kong to promote our products costing $131,000 during the six months ended June 30, 2018 and we did not hold any conference during the same period in 2019. In addition, we gave out approximately $54,000 worth of promotional products during the six months ended June 30, 2018 and we did not give out any promotional products in the same period in 2019.

General and administrative (“G&A”) expenses increased by approximately $67,000 from approximately $675,000 in the six months ended June 30, 2018 to approximately $742,000 in the six months ended June 30, 2019. The increase was mainly attributable to the increase of approximately $33,000 of payroll related expenses, the increase of approximately $31,000 of rental expenses, the increase of approximately $13,000 of insurance expenses, the increase of approximately $8,000 of printing expenses, and the increase of approximately $12,000 of our Nevada factory general G&A expenses, such as office and travel expenses, offset by the decrease of approximately $12,000 of bad debt expenses, the decrease of approximately $4,000 of computer expenses, the decrease of approximately $4,000 of custom inspection fees, and the decrease of approximately $10,000 of other miscellaneous G&A expenses, such as office and travel expenses.

Stock compensation expenses decreased by $524,000 during the six months ended June 30, 2019 compared to the same period in 2018 because Mr. Wang, our CEO and CFO, distributed 1,500,000 shares of his own stock to certain persons outside of the United States who had previously worked with the Company as an incentive for these individuals to assist the Company in developing its international market during the 2018 period. The Company determined that these 1,500,000 shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 225-10-S99-4. As a result, we incurred $480,000 stock compensation expense for the six months ended June 30, 2018. In addition, we incurred $44,000 stock compensation expense as we issued 200,000 shares to a consultant for research and strategic planning consulting services during the six months ended June 30, 2018. We did not incur such stock compensation expenses for the six months ended June 30, 2019.

Amortization of deferred stock compensation increased by approximately $428,000 in the six months ended June 30, 2019 as compared to 2018, of which $126,000 related to the amortization of the value of 2,300,000 shares of restricted shares of common stock to three employees, which all have a vesting period of three years. In addition, we also issued 67,916 shares of our common stock valued at $20,375 during the year ended December 31, 2018 to two financial advisors to provide certain financial advisory services for a period of six months and amortized such cost of approximately $7,000. In January and March 2019, we issued 1,150,000 shares of our common stock with additional 450,000 shares of our common stock to be issued in each of the next three quarters of 2019 valued at $1,080,000 to two advisors to provide certain financial advisory services and amortized such cost of approximately $295,000. These two service contracts were terminated in April and May of 2019 due to non-performance. We did not incur any amortization of deferred stock compensation during the same period in 2018.

Other income increased by approximately $188,000 from approximately $66,000 of other expense in the six months ended June 30, 2018 to approximately $254,000 of other income in the six months ended June 30, 2019, mainly due to approximately $241,000 of gain on debt settlement which we issued stock with a fair value approximately $763,000 in exchange for the settlement of debt of approximately $1.0 million during the six months ended June 30, 2019. In addition, during the six months ended June 30, 2019, we generated approximately $11,000 from sales of our sample products. We did not enter into such transactions during the same period in 2018. During the six months ended June 30, 2018, we had approximately $102,000 of fees charged to our shareholders in assisting them to obtain electronic stock certificates.

Net income increased by approximately $1.9 million from approximately $1.4 million of net loss in the six months ended June 30, 2018 to approximately $0.5 million of net income in the six months ended June 30, 2019 mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2019, we had a cash balance of approximately $1,000, compared to a cash balance of approximately $296,000 at December 31, 2018.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and an outstanding commitment of $1.0 million in relation to the purchase of assets associated with the manufacture of dietary supplements, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the reduced liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need additional capital, our principal shareholder and Chief Executive and Financial Officer may lend additional money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future. As of September 6, 2019, we have a cash balance of approximately $9,000.

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

For the six months ended June 30, 2019, cash used in operating activities amounted to approximately $445,000 as compared to approximately $935,000 used in operating activities in the same period in 2018. Cash used in operating activities for the six months ended June 30, 2019 mainly included non-cash transactions of approximately $241,000 from gain on debt settlement, the increase of accounts receivable of approximately $60,000 as we have incurred some credit sales from our packing and OEM business, the increase of inventory of approximately $111,000 as we had started production in full capacity during the six months ended June 30, 2019 and stocked up our inventory at June 30, 2019, the decrease of deferred revenue of approximately $1.4 million from shipping our backlog orders of Auxia and Cell Power products for which our members had previously paid , and the decrease of lease liability of approximately $53,000 as we paid off our lease obligations that were undertaken in March 2019. This amount was partially offset by approximately $555,000 of net income, the non-cash expense of approximately $428,000 in stock based compensation, approximately $33,000 of depreciation and amortization expenses, approximately $46,000 in amortization of a lease right-of-use asset, the decrease of prepaid expenses of approximately $51,000, and the increase of accounts payable and accrued expenses of approximately $329,000, as we were behind on our payment schedule.

For the six months ended June 30, 2019, financing activities provided approximately $150,000 as compared to approximately $956,000 during the six months ended June 30, 2018. Net cash received in the six months ended June 30, 2019 includes approximately $89,000 from the collection of our stock subscription receivable and approximately $143,000 from a loan from our principal shareholder and Chief Executive and Financial Officer. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $82,000, of which approximately $62,000 was repaid to our principal shareholder and Chief Executive and Financial Officer, and approximately $20,000 was paid to the unaffiliated third parties.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2019 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2019, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

None.

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	September 9, 2019	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer,	September 9, 2019
Principal Financial and Principal Accounting Officer, Director

