Form 10-Q
period 2019-09-30
Merion, Inc.
filed 2019-11-13
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, there were 177,264,208 issued and outstanding shares of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

MERION, INC.

CONDENSED BALANCE SHEETS

	September 30	December 31,
	2019	2018
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$744,734	$295,521
Accounts receivable, net	41,219	673
Inventories	166,236	50,339
Prepaid expenses	35,795	69,631
TOTAL CURRENT ASSETS	987,984	416,164

PROPERTY AND EQUIPMENT, net	346,568	390,692
RIGHT-OF-USE ASSET	551,110	-
DEPOSITS	15,410	-
TOTAL ASSETS	$1,901,072	$806,856

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,121,231	$1,173,546
Deferred revenue	8,105	1,522,280
Accrued bonus	28	679,800
Lease liabilities - current	98,485	-
Due to shareholder, interest bearing	471,603	471,603
Due to shareholder, non-interest bearing	418,248	2,508,051
Advances from related parties, interest bearing	-	30,000
Advances from related parties, non-interest bearing	-	518,839
Due to employee	-	95,000
Due to third parties, interest bearing	1,480,000	109,030
Due to third parties, non-interest bearing	50,000	101,666
TOTAL CURRENT LIABILITIES	3,647,700	7,209,815

NON-CURRENT LIABILITIES:
Lease liabilities - non-current	448,281	-
Due to shareholder, non-interest bearing	2,000,000	-
Advances from related parties, interest bearing	30,000	-
Advances from related parties, non-interest bearing	518,839	-
Due to employee	95,000	-
Due to third parties, interest bearing	20,000	-
Due to third parties, non-interest bearing	50,000	-
TOTAL NON-CURRENT LIABILITIES	3,162,120	-

TOTAL LIABILITIES	6,809,820	7,209,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 177,264,208 and 174,792,364 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	177,264	174,792
Stock subscription receivable	(1,110,695)	(1,200,000)
Additional paid-in capital	19,054,535	17,573,900
Deferred stock compensation	(815,443)	(738,185)
Deficit	(22,214,409)	(22,213,466)
TOTAL SHAREHOLDERS' DEFICIT	(4,908,748)	(6,402,959)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,901,072	$806,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
SALES
Direct Sales	$21,770	$24,484	$1,494,117	$169,742
OEM and Packaging	76,041	29,076	229,720	80,564
TOTAL SALES	97,811	53,560	1,723,837	250,306

COST OF SALES
Direct Sales	8,309	24,115	52,861	60,906
OEM and Packaging	36,289	22,079	106,275	38,108
Idle Capacity	4,349	45,852	4,349	178,961
TOTAL COST OF SALES	48,947	92,046	163,485	277,975

GROSS PROFIT	48,864	(38,486)	1,560,352	(27,669)

OPERATING EXPENSES
Selling expenses	18,531	28,548	58,001	271,493
General and administrative expenses	350,301	290,700	1,092,961	965,931
Stock compensation expense	214,350	208,653	642,742	732,653
Total operating expenses	583,182	527,901	1,793,704	1,970,077

LOSS FROM OPERATIONS	(534,318)	(566,387)	(233,352)	(1,997,746)

OTHER INCOME (EXPENSE), net
Other income (expense)	1,035	3,601	45,222	105,684
Finance expenses	(22,791)	(18,291)	(54,239)	(54,589)
Gain on debt settlement	-	-	241,426	-
Total other (expense) income, net	(21,756)	(14,690)	232,409	51,095

LOSS BEFORE INCOME TAXES	(556,074)	(581,077)	(943)	(1,946,651)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(556,074)	$(581,077)	$(943)	$(1,946,651)

LOSS PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	177,264,208	172,402,389	176,531,447	171,227,977
Diluted	177,264,208	172,402,389	176,531,447	171,227,977

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Nine Months Ended September 30, 2018
	Common Stock		Stock	Additional	Deferred
			Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total

BALANCE, January 1, 2018	169,161,896	$169,162	$(123,455)	$11,870,808	$-	$(19,066,648)	$(7,150,133)
Net loss	-	-	-	-	-	(1,039,764)	(1,039,764)
Issuance of common stock for cash	759,563	760	(57,709)	682,838	-	-	625,889
Issuance of common stock for purchase of machinery and intangible assets	1,000,000	1,000	-	319,000	-	-	320,000
Cancellation of stock subscription	(111,110)	(111)	100,000	(99,889)	-	-	-
Collection of stock subscription	-	-	23,455	-	-	-	23,455
Transfer of common stock from major shareholder for services	-	-	-	480,000	-	-	480,000
BALANCE, March 31, 2018 (Unaudited)	170,810,349	170,811	(57,709)	13,252,757	-	(20,106,412)	(6,740,553)
Net loss	-	-	-	-	-	(325,810)	(325,810)
Issuance of common stock for cash	715,011	714	-	642,786	-	-	643,500
Issuance of common stock for financing related services	46,668	47	-	(47)	-	-	-
Issuance of common stock for debt settlement	400,000	400	-	359,600	-	-	360,000
Issuance of common stock for consulting services	200,000	200	-	43,800	-	-	44,000
Collection of stock subscription	-	-	57,709	-	-	-	57,709
BALANCE, June 30, 2018 (Unaudited)	172,172,028	172,172	-	14,298,896	-	(20,432,222)	(5,961,154)
Net loss	-	-	-	-	-	(581,077)	(581,077)
Issuance of common stock for cash	109,000	110	-	108,890	-	-	109,000
Issuance of common stock for financing related services	8,720	8	-	(8)	-	-	-
Issuance of common stock for consulting services	150,000	150	-	149,850	-	-	150,000
Issuance of common stock for financial advisory services	67,916	68	-	20,307	(20,375)	-	-
Issuance of common stock for sales commission	15,500	15	-	4,789	-	-	4,804
Issuance of unvested restricted common stock to employees	-	-	-	851,000	(851,000)	-	-
Amortization of deferred stock compensation	-	-	-		58,653	-	58,653
BALANCE, September 30, 2018 (Unaudited)	172,523,164	$172,523	$-	$15,433,724	$(812,722)	$(21,013,299)	$(6,219,774)

	For the Nine Months Ended September 30, 2019
	Common Stock		Stock	Additional	Deferred
			Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total

BALANCE, January 1, 2019	174,792,364	$174,792	$(1,200,000)	$17,573,900	$(738,185)	$(22,213,466)	$(6,402,959)
Net loss	-	-	-	-	-	(222,124)	(222,124)
Issuance of common stock for consulting services	1,150,000	1,150	-	1,078,850	(1,080,000)	-	-
Amortization of deferred stock compensation	-	-	-	-	174,742	-	174,742
Issuance of common stock for debt settlement	1,271,844	1,272	-	761,835	-	-	763,107
Collection of stock subscription	-	-	62,500	-	-	-	62,500
BALANCE, March 31, 2019 (Unaudited)	177,214,208	177,214	(1,137,500)	19,414,585	(1,643,443)	(22,435,590)	(5,624,734)
Net income	-	-	-	-	-	777,255	777,255
Issuance of common stock for consulting services	50,000	50	-	(50)	-	-	-
Cancellation of common stock for consulting services	-	-	-	(360,000)	360,000	-	-
Amortization of deferred stock compensation	-	-	-	-	253,650	-	253,650
Collection of stock subscription	-	-	26,805	-	-	-	26,805
BALANCE, June 30, 2019 (Unaudited)	177,264,208	177,264	(1,110,695)	19,054,535	(1,029,793)	(21,658,335)	(4,567,024)
Net loss	-	-	-	-	-	(556,074)	(556,074)
Amortization of deferred stock compensation	-	-	-	-	214,350	-	214,350
BALANCE, September 30, 2019 (Unaudited)	177,264,208	$177,264	$(1,110,695)	$19,054,535	$(815,443)	$(22,214,409)	$(4,908,748)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(943)	$(1,946,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,124	120,846
Stock compensation expense	-	674,000
Gain (loss) on debt settlement	(241,426)	4,804
Amortization of deferred stock compensation	642,742	58,653
Amortization of right-of-use asset	67,116	35,127
Bad debt expense	24,308	-
Changes in operating assets and liabilities
Accounts receivable	(64,854)	1,665
Inventories	(115,897)	23,676
Prepaid expenses	33,836	8,546
Deposits and other assets	(15,410)	-
Accounts payable and accrued expenses	55,548	35,149
Deferred revenue	(1,418,307)	(87,576)
Lease liabilities	(71,460)	-
Net Cash Used in Operating Activities	(1,060,623)	(1,071,761)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	89,305	1,459,553
Advances from shareholder, non-interest bearing	193,272	84,041
Repayment of shareholder loan, non-interest bearing	(283,075)	(214,797)
Advances from third parties, interest bearing	1,480,000	-
Advances from third parties, non-interest bearing	50,000	-
Repayment of advances from third parties, non-interest bearing	(19,666)	(249,318)
Principal payments of debt	-	(9,739)
Net Cash Provided by Financing Activities	1,509,836	1,069,740

Net Change in Cash	449,213	(2,021)

Cash, beginning of period	295,521	5,038

Cash, end of period	$744,734	$3,017

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$47,452
Cash paid for income tax	$-	$-
	.
Non-cash transactions of investing and financing activities
Purchase of machinery and intangible assets	$-	$1,000,000
Stock issued for purchase of machinery and intangible assets	$-	$320,000
Stock issued for debt settlement	$763,107	$360,000
Stock issued on deferred stock compensation	$720,000	$20,375
Initial recognition of right-of-use assets and lease liabilities	$618,226	$-

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

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Company has evaluated this transaction to determine whether it is considered to be an asset purchase or business purchase and concluded such transaction was an asset purchase in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805-10-55.

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

Note 2 – Going Concern

Management has determined there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, significant recurring losses, and negative working capital. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying to alleviate the going concern risk by: engaging external sales representatives to sell the Company’s products, investigating and securing various financing resources, including but not limited to borrowing from the Company’s major shareholder, private placements, and the possibility of raising funds through a future public offering.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented by the Company in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 28, 2019.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment, the collectability of receivables and impairment on long-live assets. Actual results could differ from those estimates.

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

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on credit history with customers and their current financial condition. Bad debt expense or write-offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio, and current economic conditions.

The accounts receivable balance and allowance for doubtful accounts are as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Accounts receivable	$65,527	$673
Allowance for doubtful accounts	(24,308)	-
Accounts receivable, net	$41,219	$673

Movement of allowance for doubtful accounts is as follows:

	Nine months ended September 30, 2019	Year ended December 31, 2018
	(Unaudited)

Beginning balance	$-	$43,276
Provision for doubtful accounts	24,308	46,836
Less: write-offs	-	(90,112)
Ending balance	$24,308	$-

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials in our manufacturing facility. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Upon disposition, the cost and related accumulated depreciation and amortization is removed from the books, and any resulting gain or loss is included in operations. The Company provides depreciation and amortization using the straight-line method over the estimated useful lives of various classes as follows:

Machinery	10 years
Computer and software	3 to 5 years
Furniture and fixtures	5 to 10 years
Vehicles	5 to 7 years
Leasehold improvements	over the lesser of the remaining lease term or the expected life of the improvement

Repairs and maintenance are charged to operations when incurred while betterments and renewals are capitalized.

Right-of-use Asset and Lease Liabilities

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (“right of use”) and lease obligations (“lease liabilities”) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2019 utilizing the practical expedients approach.

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

Accrued Bonus

Accrued bonus represents amounts earned by the Company’s affiliate members (the “Affiliated Members”) for successful product sales. These bonuses are in the form of rebate credits that can be used to order the Company’s products, or cash rebates provided to Affiliate Members upon request.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $930 and $1,136 for the three months ended September 30, 2019 and 2018, respectively, and totaled $27,354 and $4,299 for the nine months ended September 30, 2019 and 2018, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Hence, the allowance as of September 30, 2019 and December 31, 2018 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of September 30, 2019 and December 31, 2018.

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

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $4,154 and $10,564 for the three months ended September 30, 2019 and 2018, respectively, and totaled $24,117 and $31,405 for the nine months ended September 30, 2019 and 2018, respectively.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $0 and $3,223 for the three months ended September 30, 2019 and 2018, respectively, and totaled $904 and $3,605 for the nine months ended September 30, 2019 and 2018, respectively.

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

2,300,000 shares of restricted common stock with weighted average effect of 755,876 and 1,260,686 diluted shares are excluded in the diluted EPS calculation for the three and nine months ended September 30, 2019, respectively, due to its anti-dilutive nature. There were no other potential dilutive securities outstanding for the three and nine months ended September 30, 2019 and 2018.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable, and other receivables arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had approximately $494,000 of uninsured balances as of September 30, 2019.

Major Customers and Suppliers

For the three months ended September 30, 2019, one customer accounted for approximately 64% of the Company’s sales and for the three months ended September 30, 2018, two customers accounted for approximately 40% (28% and 12%) of the Company’s sales.

For the nine months ended September 30, 2019, no customer accounted for more than 10% of the Company’s sales and for the nine months ended September 30, 2018, two customers accounted for approximately 55% (42% and 13%) of the Company’s sales.

As of September 30, 2019, two customers accounted for approximately 95% (83% and 12%) of the Company’s accounts receivables. As of December 31, 2018, one customer accounted for 100% of the Company’s accounts receivable.

For the three months ended September 30, 2019, three suppliers accounted for 100% (67%, 22% and 11%) of the Company’s product purchases and for the three months ended September 30, 2018, three suppliers accounted for approximately 66% (32%, 18% and 16%) of the Company’s product purchases.

For the nine months ended September 30, 2019, four suppliers accounted for approximately 70% (24%, 19%, 17% and 10%) of the Company’s product purchases and for the nine months ended September 30, 2018, three suppliers accounted for approximately 50% (25%, 14% and 11%) of the Company’s product purchases.

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

New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU did not have any material effect on the Company’s unaudited condensed consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2020. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

Note 4 – Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Raw materials	$76,593	$31,957
Work-in-progress	-	2,775
Finished goods	89,643	15,607
Inventories	$166,236	$50,339

Note 5 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvements	40,053	40,053
Machinery	420,000	420,000
Total	781,369	781,369
Less: accumulated depreciation and amortization	(434,801)	(390,677)
Property and equipment, net	$346,568	$390,692

Depreciation expense totaled $10,763 and $17,290 for the three months ended September 30, 2019 and 2018, respectively.

Depreciation expense totaled $44,124 and $53,346 for the nine months ended September 30, 2019 and 2018, respectively.

Note 6 – Debt

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have annual interest rates of 6% and 10%, are unsecured, and are due on demand. During the nine months ended September 30, 2019 and 2018, advances totaled $1,480,000 and $0, respectively. As of September 30, 2019 and December 31, 2018, the Company owed $1,500,000 and $109,030 to these third parties, respectively. In March 2019, the Company settled $89,030 of the debt owed to some of these third parties and converted the debt into the Company’s common stock (See Note 10 - Equity).

Interest expense for the three months ended September 30, 2019 and 2018 for the above loans amounted to $4,160 and $1,649, respectively.

Interest expense for the nine months ended September 30, 2019 and 2018 for the above loans amounted to $4,755 and $4,893, respectively.

In March 2019, the repayment term related to the amount of $20,000 was changed by the third party creditor from due on demand to due on March 20, 2024.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. During the nine months ended September 30, 2019 and 2018, advances totaled $50,000 and $0, respectively. As of September 30, 2019 and December 31, 2018, the Company owed $100,000 and $0 to these third parties, respectively. In March 2019, the Company settled $32,000 of the debt owed to a third party and converted the debt into the Company’s common stock (See Note 10 - Equity). The Company also repaid $19,666 and $249,318 to a third party during the nine months ended September 30, 2019 and 2018, respectively.

In March 2019, the repayment term related to the amount of $50,000 was changed by the third party creditor from due on demand to due on March 20, 2024.

Note 7 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest on this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. As of September 30, 2019 and December 31, 2018, the balance due to Mr. Wang, interest bearing, amounted to $471,603. The full balance of $471,603 was repaid in October 2019.

Interest expense for each of the three month periods ended September 30, 2019 and 2018 for the above loan amounted to $12,488.

Interest expense for each of the nine month periods ended September 30, 2019 and 2018 for the above loan amounted to $37,463.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the nine months ended September 30, 2019 and 2018, advances totaled $193,272 and $84,041, respectively, and payments to Mr. Wang totaled $283,075 and $214,797, respectively. As of September 30, 2019 and December 31, 2018, the balance due to Mr. Wang, non-interest bearing, amounted to $2,418,248 and $2,508,051, respectively. This balance is unsecured and is due on demand.

In March 2019, the repayment term related to $2,000,000 of the total balance was changed by Mr. Wang from due on demand to due on March 20, 2024.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured, and are due on demand. As of September 30, 2019 and December 31, 2018, the Company owed $95,000 to such employee.

In March 2019, the repayment term related to the balance of $95,000 was changed by the employee from due on demand to due on March 20, 2024.

Advances from related parties, interest bearing

The Company has borrowed $30,000 from a related party to fund operations since July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. These advances have an annual interest rate of 10%, are unsecured and are due on demand. As of September 30, 2019 and December 31, 2018, the Company owed $30,000 to this related party.

Interest expense for the three months ended September 30, 2019 and 2018 for the above loans amounted to $756.

Interest expense for the nine months ended September 30, 2019 and 2018 for the above loans amounted to $2,244.

In March 2019, the repayment term was changed by the related party from due on demand to due on March 20, 2024.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of September 30, 2019 and December 31, 2018, the Company owed $518,839 to these related parties.

In March 2019, the repayment term for the $518,839 was changed by these related parties from due on demand to due on March 20, 2024.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State statutory rate	7.0%	7.0%	7.0%	7.0%
Valuation allowance	(16.5)%	(17.8)%	20,320.9%	(17.3)%
Permanent difference *	(11.5)%	(10.2)%	(20,348.9)%	(10.7)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

_________

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $7,132,000 for federal and state income taxes as of September 30, 2019. The cumulative net operating loss carry forward that may be applied against future taxable income is approximately $7,817,000 for federal and state as of December 31, 2018. Net operating loss for the years ended 2017 and 2018 will not expire but limited to 80% of income until utilized. Net operating loss for the years ended 2016 and prior will expire in the years 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Allowance for doubtful accounts	$6,802	$-
Amortization of intangible assets	200,223	211,556
Net operating losses	1,788,794	1,975,889
Deferred tax assets	1,995,819	2,187,445
Valuation allowance	(1,995,819)	(2,187,445)
Deferred tax assets, net	$-	$-

Changes in the value allowance for deferred tax assets decreased by $191,626 from $2,187,445 at December 31, 2018 to $1,995,819 at September 30, 2019. During the nine months ended September 30, 2019, the Company utilized $187,095 deferred tax assets from the prior period.

As of September 30, 2019, federal tax returns filed for 2016, 2017 and 2018 remain subject to examination by the taxing authorities. As of September 30, 2019, California tax returns filed for 2015, 2016, 2017 and 2018 remain subject to examination by the taxing authorities.

Note 9 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that do not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. There is no impact from the adoption of ASC 842 as of January 1, 2019, as the Company did not have any existing leases with a lease term in excess of twelve months on January 1, 2019.

In January 2019, the Company entered a new office lease agreement with a 5-year lease term starting in March 2019 and terminating in February 2024. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $618,000, with corresponding right-of-use (“ROU”) assets in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which is determined using an incremental borrowing rate. The remaining term of the lease is 4.33 years.

The Company also leases a factory space on a month-to-month basis, which it classifies as an operating lease. Leases with an initial term of 12 months or fewer are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended September 30, 2019 and 2018, lease expenses amounted to $45,286 and $20,392, respectively, of which, $10,500 and $0 are short-term lease expenses, respectively.

For the nine months ended September 30, 2019 and 2018, lease expenses amounted to $112,668 and $62,366, respectively, of which, $21,000 and $0 are short-term lease expenses, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended September 30,	Operating lease amount
(Unaudited)
2020	$121,806
2021	136,740
2022	140,844
2023	145,064
2024	98,624
Total lease payments	643,078
Less: interest	(70,322)
Present value of lease liabilities	$572,756

Note 10 – Equity

Share Distribution Plans

1) On July 15, 2017, the Board approved Mr. Dinghua Wang, the Chairman and CEO of the Company, to distribute up to thirty million of his own shares to certain persons outside of the United States who have previously worked with the Company as an incentive for these individuals to assist the Company to develop internationally. Accordingly, special legends regarding restrictions on resale of the securities and no-hedging transactions are required to be included on the securities.

As of the date of this report, Mr. Wang had distributed 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were distributed on February 14, 2018 pursuant to Regulation S under the Securities Act of 1933. The Company determined that these shares distributed by Mr. Wang were related to the Company’s operations in accordance with ASC 220-10-S99-4. The fair value of these shares was valued at $480,000 and recorded as stock-based compensation expenses in the Company’s nine months ended September 30, 2018 consolidated statement of operations.

2) On July 28, 2017, the Company’s Board of Directors approved Mr. Dinghua Wang, the Chairman and CEO of the Company, to distribute up to 5 million of his own shares to individuals who, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces financial difficulty. To the extent that these share distributions are being made to anyone outside of the U.S., those distributions will be made under Regulation S and will contain appropriate Regulation S subscription agreements and legends. If anyone within U.S. is to receive these shares, the Company will consult with its counsel to ensure compliance with U.S. securities laws.

As of the date of this report, Mr. Wang had distributed 4,181,592 shares pursuant to this plan. All of these 4,181,592 shares were distributed on February 14, 2018. The Company determined that these 4,181,592 shares distributed by Mr. Wang were at his own discretion and the recipients of the shares did not expect such distribution at the time when they, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faced financial difficulty.

3) On June 30, 2017, the Company’s Board of Directors approved the grant of up to twenty million shares (from authorized but unissued shares of the Company’s common stock) to persons outside the U.S. who sell Company products, based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan has been, and will continue to be solely for persons outside of the United States, pursuant to Regulation S under the Securities Act of 1933. No shares have been issued during the nine months ended September 30, 2019 and 2018.

Private placements

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

As of September 30, 2019 and December 31, 2018, $1,110,695 and $1,200,000, respectively, were unpaid and recognized as stock subscription receivables in the accompanying statements of changes in shareholders’ deficit. During the nine months ended September 30, 2019, the Company received $89,305 of the stock subscription receivables.

Purchase of assets

On January 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Company purchased the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. No other assets were included with this purchase, and the Company assumed the Seller’s obligations under a lease of real property used in the Seller’s business.

The issuance of the Purchase Shares was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The payment of the cash portion of the Purchase Price was to occur in two distributions: (i) the first, in the amount of $600,000, was to occur within nine months of the date of the Purchase Agreement, and (ii) the second, in the amount of $400,000, was to occur within twelve months of the date of the Purchase Agreement. The second distribution may be reduced by any indemnification claims against the Seller under the terms of the Agreement. The distribution of the Purchase Shares was completed in March 2018. The payment date for the $1,000,000 cash portion of the Purchase Price was extended to December 31, 2019.

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

Common stock issued for consulting services

On August 30, 2018, the Company entered into two advisory agreements with two advisors (the “Financial Advisors”), pursuant to which the Company engaged the Financial Advisors to provide certain financial advisory services for a service period of Nine months. As compensation for the services, the Company agreed to issue the Financial Advisors an aggregate of 67,916 shares of its common stock, par value $0.001. These shares are valued at $20,375, determined using the closing price of the Company’s common stock on August 30, 2018 of $0.30 per share. For the three months ended September 30, 2019 and 2018, amortization of deferred stock compensation of these shares amounted to $0 and $3,396, respectively. For the nine months ended September 30, 2019 and 2018, amortization of deferred stock compensation of these shares amounted to $6,792 and $3,396, respectively

On January 23, 2019, the Company entered into a consulting agreement with Redfield Management Service limited for business, finance and investor relations services. The consultant is due a monthly consulting fee of $7,000 and 50,000 shares, to be paid every three months. The term of the agreement is one year. The service agreement was terminated at the end of April and the Company issued a total of 200,000 shares of its common stock during the nine months ended September 30, 2019. For the three and nine months ended September 30, 2019, amortization of deferred stock compensation of these shares amounted to $0 and $120,000, respectively.

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), a company incorporated in California, pursuant to which GMU will provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 1,000,000 shares of common stock of the Company (the “Share Payment”). Shares subject to the Share Payment were to be issued to GMU within 30 days after the agreement was signed. The term of the agreement was for one year but the cash consideration and payment obligation by the Company under this agreement was terminated in May 2019. For the three and nine months ended September 30, 2019, amortization of deferred compensation of these shares amounted to $150,000 and $325,000, respectively. Deferred stock compensation of $275,000 has been recognized as a reduction of shareholders’ deficit as the services had not been performed as of September 30, 2019.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. Thirty percent of the RSUs will vest on July 13, 2019, thirty percent of the RSUs will vest on July 13, 2020, and the remaining forty percent of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares are valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and will be amortized ratably over the term of the vesting periods of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three months ended September 30, 2019 and 2018, amortization of deferred stock compensation of these shares amounted to $64,349 and $55,257, respectively. For the nine months ended September 30, 2019 and 2018, amortization of deferred stock compensation of these shares amounted to $190,950 and $55,257, respectively. Deferred stock compensation of $540,443 and $731,394 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes unvested restricted common stock activity for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2017	-	$-
Granted	2,300,000	0.37
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2018	2,300,000	$0.37
Granted	-	-
Vested	690,000	-
Forfeited	-	-
Outstanding as of September 30, 2019	1,610,000	$0.37

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

Barriers to entry are minimal in the nutritional supplement and skin care businesses, and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in technology, and increased access to that technology, is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise to consumers in Asia. There can be no assurance that we will maintain or increase our competitive position or that we will continue to provide only American-made merchandise.

Our products are sensitive to business and personal discretionary spending levels, and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of volatility, and future economic environment, while improving, continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. Also, the increase of trade tensions between US and China might have negative impacts on our business.  In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and results of operations.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

	For the three months ended September 30,
				Percentage
	2019	2018	Change	Change
Total sales	$97,811	$53,560	$44,251	82.6%
Total cost of sales	48,947	92,046	(43,099)	(46.8% )%
Gross profit	48,864	(38,486)	87,350	227.0%
Operating expenses
Selling	18,531	28,548	(10,017)	(35.1)%
General and administrative	350,301	290,700	59,601	20.5%
Stock compensation expense	214,350	208,653	5,697	2.7%
Total operating expenses	583,182	527,901	55,281	10.5%
Loss from operations	(534,318)	(566,387)	(32,069)	(5.7)%
Other income (expenses), net	(21,756)	(14,690)	(7,066)	(48.1)%
Net loss	$(556,074)	$(581,077)	$(25,003)	(4.3)%

Total sales increased by approximately $44,000, or 82.6%, from approximately $54,000 in the three months ended September 30, 2018 to approximately $98,000 in the three months ended September 30, 2019. The increase of sales was mainly due to the increase of package revenues. The increase is also attributable to the sales of our own products: 101 orders of Cell Power, 22 orders of OPC Spa, and 266 orders of Viwooba (1-3) and new products we introduced in March 2019: 211 orders of Lady-S, 36 orders of Gold King, 26 orders of Heart Power, and 75 orders of Taibao, These new products were not available during the three months ended September 30, 2018. The increase in sales is offset by the decrease of Noir Naturel sales, with 118 orders in the three months ended September 30, 2019 as compared to 4,386 orders in the same period in 2018.

The cost of sales decreased by approximately $43,000, or 46.8%, from approximately $92,000 in the three months ended September 30, 2018 to approximately $49,000 in the three months ended September 30, 2019. The major reason for the decrease was the decease of our idle capacity cost of approximately $42,000 incurred in our Nevada factory during the three months ended September 30, 2018, where we were operating at 91% capacity at normal 8 hours shift in the same period in 2019. Furthermore, we wrote down $810,000 of intangible assets due to impairment at December 31, 2018, for which we were no longer incurring amortization expense of $22,500 per quarter or $90,000 per year in our manufacturing costs in 2019.

Our overall gross margin percentage increased from approximately (71.9)% in the three months ended September 30, 2018 to a gross profit of approximately 50.0% in the three months ended September 30, 2019, mainly due to the reduction of the idle capacity cost incurred in the three months ended September 30, 2019 as compared to the same period in 2018, as described above.

Our product sales gross margin percentage increased from approximately 1.5% in the three months ended September 30, 2018 to approximately 61.8% in the three months ended September 30, 2019. For the three months ended September 30, 2019, the majority of our product sales were attributable to our Cell Power, Viwooba (1-3), OPC Spa, Lady-S, Gold King, New Power, and Taibao products, which were all manufactured by us. The major reason for the increase of sales gross margin percentage was that we were no longer incurring any amortization of the intangible assets that we wrote off in December 2018. In addition, during the three months ended September 30, 2018, the majority of our product sales were attributable to our beauty product, Noir Naturel, which has a lower profit margin. As a result, our product sales gross margin percentage increased accordingly during the three months ended September 30, 2019 as compared to the same period in 2018.

Our OEM and packaging sales gross margin percentage increased from approximately 24.1% in the three months ended September 30, 2018 to approximately 52.3% in the three months ended September 30, 2019. For the three months ended September 30, 2019, we had incurred less manufacturing overhead costs for our OEM and packaging sales with fewer labor hours being allocated to such production due to the lesser degree of specified production procedures which required fewer labor hours as compared to the same period in 2018. As a result, our OEM and packaging sales gross margin percentage increased by 28.2% during the three months ended September 30, 2019 as compared to the same period in 2018.

Selling expenses decreased from approximately $29,000 in the three months ended September 30, 2018 to approximately $19,000 in the three months ended September 30, 2019. The decrease of approximately $10,000, or 35.1%, was mainly due to the decrease of approximately $2,400 of marketing expenses, the decrease of approximately $1,400 of commission expenses and the decrease of approximately $6,400 of shipping expenses.

General and administrative (“G&A”) expenses increased by approximately $59,000 from approximately $291,000 in the three months ended September 30, 2018 to approximately $350,000 in the three months ended September 30, 2019. The increase was mainly attributable to the increase of approximately $25,000 of rental expenses and the increase of approximately $53,000 of payroll expenses, offset by the decrease of approximately $13,000 of professional fees, such as attorney fees, auditor fees and consulting fees and the decrease of approximately $6,000 of other miscellaneous G&A expenses, such as travel and lab test expenses.

Stock compensation expenses increased by approximately $6,000 during the three months ended September 30, 2019 compared to the same period in 2018. Approximately $64,000 related to the amortization of the value of 2,300,000 shares of restricted common stock to three employees for the three months ended September 30, 2019, which all have a vesting period of three years. For the three months ended September 30, 2018, such expenses were approximately $55,000. In addition, in January and March 2019, we issued 1,150,000 shares of our common stock with an additional 450,000 shares of our common stock to be issued in each of the next three quarters of 2019 valued at $1,080,000 to two advisors to provide certain financial advisory services, and amortized such cost, which was approximately $150,000. The increase was offset by $150,000 in stock compensation expense incurred in the three months ended September 30, 2018 which we issued 150,000 shares to a consultant for research and strategic planning consulting services during the three months ended September 30, 2018. We did not incur such stock compensation expense for the three months ended September 30, 2019.

Other expenses increased by approximately $7,000 from approximately $15,000 of other expenses in the three months ended September 30, 2018 to approximately $22,000 of other expenses in the three months ended September 30, 2019, mainly due to the increase of approximately $5,000 of interest expenses and the decrease of approximately $2,000 of other income.

Net loss decreased by approximately $25,000 from approximately $581,000 in the three months ended September 30, 2018 to approximately $556,000 in the three months ended September 30, 2019, mainly due to the reasons discussed above.

Comparison of the nine months ended September 30, 2019 and 2018

	For the Nine months ended September 30,
				Percentage
	2019	2018	Change	Change
Total sales	$1,723,837	$250,306	$1,473,531	588.7%
Total cost of sales	163,485	277,975	(114,490)	(41.2)%
Gross profit	1,560,352	(27,669)	1,588,021	5,739.4%
Operating expenses
Selling	58,001	271,493	(213,492)	(78.6)%
General and administrative	1,092,961	965,931	127,030	13.2%
Stock compensation expense	642,742	732,653	(89,911)	(12.3)%
Total operating expenses	1,793,704	1,970,077	(176,373)	(9.0)%
Loss from operations	(233,352)	(1,997,746)	(1,764,394)	(88.3)%
Other income, net	232,409	51,095	181,314	354.9%
Net income (loss)	$(943)	$(1,946,651)	$(1,945,708)	(100.0)%

Total sales increased by approximately $1.5 million or 588.7%, from approximately $250,000 in the nine months ended September 30, 2018 to approximately $1.7 million in the nine months ended September 30, 2019. The increase in sales was mainly due to the shipping of our backlog of 1,329 orders of Auxia and 3,225 orders of Cell Power products to our members who had previously paid for their purchases. The increase is also attributable to the sales of our own products, namely 479 orders of Viwooba (1-3), 107 orders of OPC Spa, and new products we introduced in March 2019: 1,044 orders of Lady-S, 36 orders of Gold King, 104 orders of Heart Power, and 134 orders of Taibao. These products were not available during the nine months ended September 30, 2018. The increase in sales is also attributable to our packaging and OEM revenues, as we have more clients who requested that we perform packaging services in the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was partially offset by the decrease of the sales of 2,276 orders of our Noir Naturel product in the nine months ended September 30, 2019 as compared to the same period in 2018 as the demand of the such product become more saturated. The decrease was also attributable to the decrease of sales of 1,195 orders of our Longevity product during the nine months ended September 30, 2018, as we did not generate any sales during the nine months ended September 30, 2019.

The cost of sales decreased by approximately $115,000, or 41.2%, from approximately $278,000 in the nine months ended September 30, 2018 to approximately $163,000 in the nine months ended September 30, 2019. The major reason was the decease of our idle capacity cost of approximately $175,000 incurred in our Nevada factory during the nine months ended September 30, 2018, where we were operating at almost full capacity in the same period in 2019. The decrease is also attributable to the decrease of our cost of sales of our Longevity products, which normally have a higher unit cost as compared to our other products. Furthermore, we wrote down $810,000 of intangible assets due to impairment in December 2018, for which we were no longer incurring amortization of $22,500 per quarter or $90,000 per year in our manufacturing costs in 2019.

Our overall gross margin percentage increased from approximately (11.1) % in the nine months ended September 30, 2018 to approximately 90.5% in the nine months ended September 30, 2019, mainly due to the reduction of the idle capacity cost incurred in the nine months ended September 30, 2018, as described above.

Our product sales gross margin percentage increased from approximately 64.1% in the nine months ended September 30, 2018 to approximately 96.5% in the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the majority of our product sales were attributable to our Auxia, Cell Power, Viwooba (1-3), OPC Spa, Lady-S, Gold King, New Power, and Taibao products, which were all manufactured by us and have a higher profit margin compared to our Longevity product, manufactured by third party, which comprised the majority of our product sales in the nine months ended September 30, 2018. As a result, our product sales gross margin percentage increased accordingly during the nine months ended September 30, 2019 as compared to the same period in 2018.

Our OEM and packaging sales gross margin percentage increased from approximately 52.7% in the nine months ended September 30, 2018 to approximately 53.7% in the nine months ended September 30, 2019. We normally are able to keep our OEM and packaging revenues gross margin percentage consistent between periods unless our customers required us to provide additional specified production procedures, which procedures might incur more labor costs to allocate more of our manufacturing overhead cost. As a result, our OEM and packaging sales gross margin percentage remained consistent and slightly increased by 1.0% during the nine months ended September 30, 2019 as compared to the same period in 2018.

Selling expenses decreased from approximately $271,000 in the nine months ended September 30, 2018 to approximately $58,000 in the nine months ended September 30, 2019. The decrease of approximately $213,000, or 78.6%, was mainly due to the decrease of approximately $206,000 of marketing expenses as we held a conference in Hong Kong to promote our products costing $131,000 during the nine months ended September 30, 2018, and we did not hold any conference during the same period in 2019. In addition, we gave out approximately $54,000 worth of promotional products during the nine months ended September 30, 2018 and we did not give out any promotional products in the same period in 2019. We also did not spent as much on other marketing expenses during the nine months ended September 30, 2019 as compared to the same period in 2018, which resulted in approximately $21,000 less of other marketing expenses. As a result, our selling expenses have decreased approximately $213,000 in the nine months ended September 30, 2019 as compared to the same period in 2018.

General and administrative (“G&A”) expenses increased by approximately $127,000 from approximately $966,000 in the nine months ended September 30, 2018 to approximately $1.1 million in the nine months ended September 30, 2019. The increase was mainly attributable to the increase of approximately $85,000 of payroll related expenses, the increase of approximately $56,000 of rental expenses, the increase of approximately $15,000 of insurance expenses, the increase of approximately $6,000 of printing expenses, the increase of approximately $13,000 of our Nevada factory general G&A expenses, such as office and travel expenses, and the increase of approximately $3,000 of other miscellaneous G&A expenses offset by the decrease of approximately $14,000 of professional fees, such as attorney fees, auditor fees and consulting fees, the decrease of approximately $11,000 of bad debt expenses, the decrease of approximately $11,000 of bank service charges, the decrease of approximately $10,000 of computer expenses, and the decrease of approximately $4,000 of custom inspection fees.

Stock compensation expenses decreased by approximately $90,000 during the nine months ended September 30, 2019 compared to the same period in 2018 because Mr. Wang, our CEO and CFO, distributed 1,500,000 shares of his own stock to certain persons outside of the United States who had previously worked with the Company as an incentive for these individuals to assist the Company in developing its international market during the 2018 period. The Company determined that these 1,500,000 shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 225-10-S99-4. As a result, we incurred $480,000 in stock compensation expense for the nine months ended September 30, 2018. In addition, we also incurred $194,000 in stock compensation expense as we issued 350,000 shares to a consultant for research and strategic planning consulting services during the nine months ended September 30, 2018. We did not incur such stock compensation expenses for the nine months ended September 30, 2019.

The increase was offset by the amortization of deferred stock compensation incurred as approximately $191,000 related to the amortization of the value of 2,300,000 shares of restricted shares of common stock to three employees, which grants all have a vesting period of three years. In addition, we also issued 67,916 shares of our common stock valued at $20,375 during the year ended December 31, 2018 to two financial advisors to provide certain financial advisory services for a period of six months and amortized such cost of approximately $7,000. In January and March 2019, we issued 1,150,000 shares of our common stock with an additional 450,000 shares of our common stock to be issued in each of the next three quarters of 2019 valued at $1,080,000 to two advisors to provide certain financial advisory services, and amortized such cost of approximately $445,000. One of the service contracts was terminated in April 2019 due to non-performance and the Company is no longer obligated to issue the remaining 400,000 shares with a valuation of $360,000. We did not incur any amortization of deferred stock compensation during the same period in 2018.

Other income increased by approximately $181,000 from approximately $51,000 of other income in the nine months ended September 30, 2018 to approximately $232,000 of other income in the nine months ended September 30, 2019, mainly due to approximately $241,000 of gain on debt settlement which we issued stock with a fair value of approximately $763,000 in exchange for the settlement of debt of approximately $1.0 million during the nine months ended September 30, 2019. In addition, during the nine months ended September 30, 2019, we generated approximately $11,000 from sales of our sample products. We did not enter into such transactions during the same period in 2018. During the nine months ended September 30, 2018, we had approximately $105,000 of fees charged to our shareholders in assisting them to obtain electronic stock certificates.

Net loss decreased by approximately $1.9 million from approximately $2.0 million in the nine months ended September 30, 2018 to approximately $1,000 in the nine months ended September 30, 2019 mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2019, we had a cash balance of approximately $745,000, compared to a cash balance of approximately $296,000 at December 31, 2018.

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

For the nine months ended September 30, 2019, cash used in operating activities amounted to approximately $1.1 million as compared to approximately $1.1 million used in operating activities in the same period in 2018. Cash used in operating activities for the nine months ended September 30, 2019 mainly included non-cash transactions of approximately $241,000 from gain on debt settlement, the increase of accounts receivable of approximately $65,000 as we have incurred some credit sales from our packing and OEM business, the increase of inventory of approximately $116,000 as we had started production in almost full capacity during the nine months ended September 30, 2019 and stocked up our inventory at September 30, 2019, the increase of deposits and other assets of $15,000 as we deposited for the leasing of our office which we started leasing in March 2019, the decrease of deferred revenue of approximately $1.4 million from shipping our backlog orders of Auxia and Cell Power products for which our members had previously paid, and the decrease of lease liability of approximately $71,000 as we paid off our lease obligations that were undertaken in March 2019. This amount was partially offset by the non-cash expense of approximately $643,000 in stock based compensation, approximately $44,000 of depreciation expenses, approximately $67,000 in amortization of a lease right-of-use asset, approximately $24,000 of bad debt expense, the decrease of prepaid expenses of approximately $34,000, and the increase of accounts payable and accrued expenses of approximately $56,000, as we were behind on our payment schedule.

For the nine months ended September 30, 2019, financing activities provided approximately $1.5 million as compared to approximately $1.1 million during the nine months ended September 30, 2018. Net cash received in the nine months ended September 30, 2019 includes approximately $89,000 from the collection of our stock subscription receivable, approximately $193,000 from a loan from our principal shareholder and Chief Executive and Financial Officer, and approximately $1.5 million from third party loans we received in 2019. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $300,000, of which approximately $283,000 was repaid to our principal shareholder and Chief Executive and Financial Officer, and approximately $20,000 was paid to unaffiliated third parties.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2019 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2019, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	November 13, 2019	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer,	November 13, 2019
Principal Financial and
Principal Accounting Officer, Director

