Form 10-K
period 2019-12-31
Merion, Inc.
filed 2020-04-08
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC markets on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $27,575,660 based on 78,810,116 shares of common stock held by non-affiliates of the registrant at the price of $0.3499.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 177,566,608 shares as of April 6, 2020.

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

PART I

Item 1. Description of Business

Introduction

Merion, Inc. is a provider of health and nutritional supplements and personal care products. Currently, we mainly sell our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors through phone and electronic communication. Our major customers of our nutritional and beauty products are located in the Asian market, predominantly in the People’s Republic of China. Our major customers of our Original Equipment Manufacturer (“OEM”) and packaging products are located in the United States (“U.S.”).

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

Products

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the Internet through our websites, www.dailynu.com and www.merionus.com. As of the date of filing of this report, we market thirteen individual nutritional supplement products, three and five of which were introduced in 2018 and 2019 respectively, and one beauty product, which was also introduced in 2018, on these websites. We are no longer selling similar products of third parties on our websites.

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. With the purchase of these assets, we started to manufacture some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplement manufacturing standards, including U.S. Food and Drug Administration (“FDA”) and Good Manufacturing Practice (“GMP”) compliance and Current Good Manufacturing Practice (“cGMP”) regulations. In addition to manufacturing the nutritional supplements that we sell, we have the ability to produce hard capsules, tablets, solid beverages (sachet packaging), teabags, powder, granules, dietary supplements, softgel capsules and health foods from these assets for any potential new customers who need such products. These are the products that were added to our existing products, similar to our OEM and packaging businesses.

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

In September 2018, we introduced three different types of natural aphrodisiac supplements, Viwooba (1-3), for men that may support kidney health, improve immunity, enhance physical fitness, eliminate fatigue, improve sexual desire and enhance energy, strength and sexual ability.

In March 2019, we introduced 1) Lady-S, a female dietary supplement that may assist with weight loss, 2) Gold King, a nutritional supplement that may provide antioxidant support and liver health, 3) New Power, a nutritional supplement that may support heart health, and 4) Taibao, a nutritional supplement that may enhance physical performance and metabolism.

In May 2019, we introduced M-Power, a nutritional supplement that may provide anti-aging support.

In December 2019, we introduced Remage Power, a nutritional supplement that may provide anti-aging Nicotinamide adenine dinucleotide (NAD)+ support and promote energy & cell metabolism.

The nutritional supplements’ and beauty products’ formulas do not have patent protection.

Sales breakdown

	2019	2018

Nutritional and beauty products	85%	69%

OEM and packaging products	15%	31%

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

For the years ended December 31, 2019 and 2018, there were no returns of products.

Sourcing and Production

Our Products

During the years ended December 31, 2019 and 2018, we acquired our ingredients from the suppliers and contracted for production of our proprietary products from manufacturers that we believe are reliable, reputable and deliver high quality materials, products and services. During the year ended December 31, 2019, we also acquired our ingredients from suppliers for direct production in our Nevada factory. In 2019, three suppliers accounted for approximately 68.4% of our purchases: Forward Farma Inc. (35.5%), BioCaps Enterprise Inc. (17.5%), and Vyna Nutra Inc. (15.4%). In 2018, three suppliers accounted for approximately 47.4% of our purchases: Sunland Nutrition Inc. (12.6%), Pure Valley Nutrition (12.1%), and McGoGene, LLC (22.7%). The loss of one or more of these suppliers could have a negative impact on our sales and revenues if we cannot find a substitute quickly or upon favorable terms.

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

For nutritional products and beauty products, we purchase our ingredients from third parties and contract with a third-party manufacturer for further processing of the raw materials into final products to be sold. Prior to January 1, 2018, we did not own a manufacturing plant for product processing and all manufacturing was conducted by third parties.

We also maintain good relationships with our manufacturers and do not anticipate that any of our manufacturers will terminate such relationships in the near term. In the event we become unable have our products produced by our major manufacturers, we believe that we would be able to reallocate production to our other manufacturers or locate other manufacturers without great difficulty or significant increases to our cost of goods sold.

In addition, we maintain good relationships with our wholesale distributors in China and our OEM and packing customers in the U.S. and do not anticipate that any of those parties will terminate such relationships in the near term. In 2019, one customer accounted for approximately 9.7% of our sales: American BioSciences Inc. In 2018, two customers accounted for approximately 39.5% of our sales: Nanyu Zhu (27.4%) and Yan Zhu. (12.1%). The loss of one or more customers could result in a potential loss of sales and have a negative effect on our operations if we cannot find one or more substitutes.

Order Backlog

We have no current order backlog.

Industry Analysis

The nutrition industry includes many small and medium sized companies that manufacture and distribute products generally intended to enhance the body’s performance and wellness. The three major product categories within the nutrition industry are:

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

Marketing Plan

The Company signed a new lease agreement effective March 1, 2020 to open a New York office to expand its business in the New York market. The office will be used as the training center for market development. The Company will focus on promoting its new product (ReMage Power) in the New York market. ReMage Power is a nutritional supplement which provides anti-aging Nicotinamide adenine dinucleotide (NAD)+ support and promotes energy and cell metabolism.

During the first quarter of 2020, the Company entered into letters of intent (“LOIs”) to cooperate with two E-Commerce companies in Hangzhou and Shenzhen, China to promote the sales of our products on their platforms. These two E Commerce companies have over 1 million followers combined and up to RMB 3 billion in annual trading volumes on their platforms.

In the first quarter of 2020, the Company signed Sales Agents Agreements with sales agents in Hong Kong, Malaysia and New York to promote the sales of our products for 2020.

The Company is developing a new sales channel through Youbo which works as a live-streaming platform fully integrated into the WeChat app. Although this is a new live-steaming platform, Youbo has already had 3 million registered users within the first two months of its operation. The Company will promote its products through this new platform.

The Company also promotes its products through its websites. During the early stages of website implementation, the Company offered coupon codes for certain products to generate sales and website traffic, but has since discontinued this practice.

The majority of the Company’s sales on nutritional and beauty products were generated from China for the years ended December 31, 2019 and 2018.

Since June 2014, we have mainly sold our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors. In March 2016, we launched an Affiliate Marketing Program, which has not been active since January 2017. The Company reactivated such program in January 2020. Members who successfully register with the affiliate program can earn up to a 70% commission from sales achieved through their unique links assigned by the Company.

We believe that consumers have become more confident in ordering products like ours over the Internet. However, the nutritional supplement and skin care product e-business markets have been, and continue to be, increasingly competitive, and are rapidly evolving.

The Company’s marketing effort also used the Company CEO’s network and relationships to approach distributors to purchase the Company’s products in fiscal year 2019 and 2018.

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

On February 14, 2018, Mr. Wang distributed 1,500,000 shares pursuant to Regulation S under the Securities Act of 1933. The Company determined that these shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 220-10-S99-4. The fair value of these shares were valued at $480,000 and recorded as stock-based compensation expenses in the Company’s year ended December 31, 2018 statements of operations.

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

On February 14, 2018, Mr. Wang had distributed 4,181,592 shares pursuant to this plan, all to persons outside the U.S. The Company determined that these 4,181,592 shares distributed by Mr. Wang were at his own discretion and the recipients of the shares did not expect such distribution at the time when they, directly or indirectly, loaned funds or referred customers to the Company or purchased products from the Company as the Company faces financial difficulty.

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

During the year ended December 31, 2018, the Company issued 64,500 shares to the Company’s sales agents outside the U.S. The shares are valued at $32,249, determined using the monthly closing price of the Company’s common stock on the applicable issuance dates, and recognized in “selling expenses” in the accompanying statements of operations and other comprehensive income (loss) for the year ended December 31, 2018.

Intellectual Property

We have no registered trademarks or patents in the United States. We have common law ownership rights under U.S. trade secret law for the formulations for eleven of our twelve Nutritional Supplements (all except O2 Cell Power). We also have common law ownership rights for the formulation of our Noir Naturel product.

The formulation of the O2 Cell Power product is owned by Oxygen America, Inc., which manufactures this product and packages it with Company designed packaging under an oral agreement with us. We are authorized by this supplier under oral agreement to sell this product worldwide under our brand name without infringing on any rights of Oxygen America, Inc.

The Company has obtained a Trademark Registration in China for the name of “Dibeier” (or Mandarin pinyin: “Nuo Lin”) with trademark application number 20669799. Under Chinese law, this trademark may be renewed every 10 years and can be valid for an indefinite period subject to timely renewal.

The Company has obtained a Trademark Registration in China for the name of “DailyNu” with trademark application number 20683305. Under Chinese law, this trademark may be renewed every 10 years and can be valid for an indefinite period subject to timely renewal.

Other than the aforementioned trademarks, we do not own any other registered trademarks, trade names or other governmentally approved intellectual property rights for those products.

Research and Development

During 2018, we made efforts to internally develop an online platform called “E-Hospital”. We anticipated that E-Hospital would provide the latest and the most advanced U.S. health care information and products, including legally exported nutrition supplements and newly-released medication for local hospitals and other medical institutes in China through the Internet. We contacted doctors who would be partnering with our E-Hospital platform to provide periodic video consultation and overseas medical lectures to promote the exchange of medical information and developments. The collaboration of E-Hospital with overseas local hospitals could strengthen the recognition, popularity and reputation of overseas local hospitals, as well as expand the market share and increase the competitiveness of these hospitals.

We expect that the E-Hospital Services will eventually provide the following benefits:

•	High quality remote treatment anywhere, to suit individual lifestyles;
•	Coordinate medication delivered directly to patients;
•	Facilitate access to the latest US medical treatments;
•	Provide an internet forum for communication and sharing between doctors and doctors, doctors and patients, or patient to patient; and
•	Facilitate access to safe and high quality nutritional supplements, which are becoming increasingly difficult to obtain in polluted countries such as China.

Under our plan, the E-Hospital Services will also include the following:

•	Facilitate access to effective advanced medication, therapeutic nutritional supplements and health products;
•	Facilitate access to cutting-edge medical health knowledge;
•	Coordinate prescriptions, legally issued by all E-Hospital affiliated doctors;
•	Feature services and new medications promoted by our local hospital partners;
•	Provide access to live video consultations with U.S. doctors, medical lectures, and product shipping and customer service.

The Company has put the E-Hospital project on hold in 2019 due to the lack of funding to develop the online system. The Company plans to resume the construction of the system as soon as we secure the funding for this project.

Research and development expenses for the years ended December 31, 2019 and 2018 were $904 and $7,549, respectively.

Government Regulation

Given uncertainties relating to our compliance with personal network marketing laws in foreign jurisdictions, the Company discontinued sales through the network marketing model in 2014, and began selling directly to end-user customers from our website.

We believe we are no longer subject to personal network marketing regulations since we discontinued sales through the network marketing model in 2014. Nonetheless, we are still subject to federal, state, local and foreign regulations. Various governmental agencies have an impact on our business, including but not limited to the U.S. Food and Drug Administration. Regulations promulgated by the FDA cover product ingredients, manufacturing, distribution, marketing, sales, compensation and taxation, to name a few. All of our products have certificates of free sales issued by the FDA Center for Food Safety and Applied Nutrition. If the Company were to fail to meet standards required by these regulations, then the Company could be prohibited from selling its products.

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

Employees

We have the following employees:

•	Full time: 13
•	Operations – 7
•	Administrative – 3
•	Management – 2
•	Sales – 1

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

For the years ended December 31, 2019 and 2018, we had net losses of approximately $0.7 million and $3.1 million, respectively. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flows in the future. Our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. With our cash on hand as of December 31, 2019, management has concluded under generally accepted accounting principles that there is substantial doubt about our ability to continue as a going concern for the next twelve months from the date of this filing. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations our shareholders will likely suffer a complete loss of their investment in our securities.

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

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and China and in any country where we conduct business. There can be no assurance that we or our independent distributors will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreased revenues.

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

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For example, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary ingredients and dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). Dietary supplements and dietary ingredients that do not comply with FDA’s regulations and/or the Dietary Supplement Health and Education Act of 1994 ("DSHEA") will be deemed adulterated or misbranded. Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded, and the FDA may take enforcement action against any adulterated or misbranded dietary supplement on the market. The FDA has broad enforcement powers. If we violate applicable regulatory requirements, the FDA may bring enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a "health claim." Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements with respect to those products. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

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

Our future ability to operate a platform for e-Hospital and expert medical services in a particular jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. Accordingly, if the e-Hospital platform becomes operational, we will be required to monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, would be found to be in compliance with the applicable laws. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare, in one or more jurisdictions may change in a manner that is harmful to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the capital and credit markets is experiencing volatility and the availability of funds remains limited, we will incur increased costs associated with equity and/or debt financing. It is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. In addition, fluctuations in interest rates could impact our floating rate debt negatively and increase our debt obligations.

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

Ding Hua Wang, a member of the Board of Directors and our Chief Executive and Financial Officer, beneficially owns 92,861,912 shares, or 51.8%, of our outstanding common stock. Mr. Wang will be able to exercise voting rights with respect to these shares of common stock, and has the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock. As a board member and officer, Mr. Wang owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, even a controlling shareholder, Mr. Wang is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, natural disaster or health epidemics, including the recent COVID-19 outbreak

In recent years, there have been outbreaks of epidemics in various countries, including China. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19) in China, which has spread rapidly to many parts of the world, including the U.S. In March 2020, the World Health Organization declared the COVID-19 a pandemic. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S.

Substantially all of our product sales revenues are generated in China and all of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Chinese and U.S. economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

•

temporary closure of offices, travel restrictions or suspension of shipment of our products to our customers and our suppliers have been negatively affected, and could continue to be negatively affected, on their ability to supply our demand for raw materials;

•	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products, which may materially adversely impact our revenue;

•

our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. We may have to provide significant sales incentives to our customers and distributors in response to the outbreak, which may in turn materially adversely affect our financial condition and operating results;

•

the business operations of our distributors have been and could continue to be negatively impacted by the outbreak, which may negatively impact our distribution channel, or result in loss of customers or disruption of our production and sales, which may in turn materially adversely affect our financial condition and operating results;

•	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing us or our suppliers to cease manufacturing products for a period of time or materially delay delivery to customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us;

•	many of our customers, distributors, suppliers and other partners are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted;

•	the global stock markets have experienced, and may continue to experience, significant decline from the COVID-19 outbreak, which could materially adversely affect our stock price; and

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time, but our results for the first quarter of and full year 2020 may be adversely affected. We expect our total revenues in the first quarter of 2020 to decrease year over year, and there is no guarantee that our total revenues will grow or remain at the similar level year over year in the next three quarters of 2020.

In addition, our corporate headquarters is located in Los Angeles, which has in the past experienced severe earthquakes and other natural disasters. Consequently, if any natural disasters, health epidemics or other public safety concerns were to affect cities and regions that we have operations or cause travel restriction in such regions, our operation may experience material disruptions, which may materially and adversely affect our business, financial condition and results of operations.

In general, our business could be adversely affected by the effects of epidemics, including, but not limited to, the COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, Ebola virus, severe weather conditions such as a snowstorm, flood or hazardous air pollution, or other outbreaks. In response to an epidemic, severe weather conditions, or other outbreaks, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including temporary closure of our offices and other facilities. These severe conditions may cause us and/or our partners to make internal adjustments, including but not limited to, temporarily closing down business, limiting business hours, and setting restrictions on travel and/or visits with clients and partners for a prolonged period of time. Various impact arising from a severe condition may cause business disruption, resulting in material, adverse impact to our financial condition and results of operations.

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

If relations between the U.S. and China worsen, our business could be adversely affected and investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the U.S. and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the U.S. and China, whether or not directly related to our business, could reduce the price of our common stock. These controversies also could make it more difficult for us to provide our products to our customers in China. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to import and export, taxes, import duties and other charges on imports from China or exports to China. Due to an increase in tariffs imposed by China on products from U.S., some customers might seek alternatives, which could have negative impact on our sales as we mainly sell our products to customers in China. In order to avoid these new tariffs, the market has shifted towards an uncertain era. Our sales during this stage may also be impacted by this shift in behavior.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property

We rent the following properties for the year ended December 31, 2019:

California offices and warehouses

•	Address/Size: 100 N Barranca Street #1000, West Covina, CA 91791 with 5,216 square feet

•	Term of Lease: 100 N Barranca Street #1000 – From March 2019 through February 2024

•

Monthly Rental:

100 N Barranca Street #1000

o $10,954 from March 2019 to February 2020

o $11,282 from March 2020 to February 2021

o $11,621 from March 2021 to February 2022

o $11,969 from March 2022 to February 2023

o $12,328 from March 2023 to February 2024

Nevada manufacturing facility

•	Address/Size: 1883 Whitney Mesa Drive, Henderson, NV 89014 with 7000 square feet

•	Term of Lease: Month to month with 2 months’ advance notice for termination.

•	Monthly Rental: $3,500

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

Year	Quarter Ending	High	Low
2019	December 31	$0.38	$0.30
2019	September 30	$0.45	$0.10
2019	June 30	$0.60	$0.35
2019	March 31	$1.10	$0.60
2018	December 31	$1.02	$0.22
2018	September 30	$1.03	$0.30
2018	June 30	$1.45	$0.81
2018	March 31	$1.09	$0.30

Holders of Common Stock

As of April 6, 2020, there were 177,566,608 shares of our common stock issued and outstanding and there were approximately 5,151 shareholders of record of our common stock.

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

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of options warrants and rights(a)	Weighted-average exercise price of outstanding options warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	-	$-	-
Total	-	$-	-

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

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report, particularly under the heading “Risk Factors”, as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

In September 2018, we introduced three different types of natural aphrodisiac supplements, Viwooba (1-3), for men that may support kidney health, improve immunity, enhance physical fitness, eliminate fatigue, improve sexual desire and enhance energy, strength and sexual ability.

In March 2019, we introduced 1) Lady-S, a female dietary supplement that may assist with weight loss, 2) Gold King, a nutritional supplement that may provide antioxidant support and liver health, 3) New Power, a nutritional supplement that may support heart health, and 4) Taibao, a nutritional supplement that may enhance physical performance and metabolism.

In May 2019, we introduced M-Power, a nutritional supplement that may provide anti-aging support.

In December 2019, we introduced Remage Power, a nutritional supplement that may provide anti-aging Nicotinamide adenine dinucleotide (NAD)+ support and promote energy & cell metabolism.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. Subsequent to December 31, 2019, COVID-19 has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China, the United States, and elsewhere around the world.

Substantially all of our revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak may materially adversely affect our business operations, financial condition and operating results for 2020, including but not limited to material negative impact to our total revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

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

Our products are sensitive to business and personal discretionary spending levels, and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of volatility, and future economic environment continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. Also, the increase of trade tensions between US and China and spread of COVID-19 might have negative impacts on our business. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and results of operations.

Results of Operations

Comparison of the years ended December 31, 2019 and 2018

	For the years ended December 31,
				Percentage
	2019	2018	Change	Change
Total sales	$1,807,965	$379,026	$1,428,939	377.0%
Total cost of sales	287,854	358,041	(70,187)	(19.6)%
Gross profit	1,520,111	20,985	1,499,126	7,143.8%
Operating expenses
Selling	165,461	335,628	(170,167)	(50.7)%
General and administrative	1,410,931	1,248,519	162,412	13.0%
Stock compensation expense	857,092	807,190	49,902	6.2%
Impairment loss of long-lived assets	-	810,000	(810,000)	(100.0)%
Total operating expenses	2,433,484	3,201,337	(767,853)	(24.0)%
Loss from operations	(913,373)	(3,180,352)	2,266,979	(71.3)%
Other income, net	191,769	34,334	157,435	458.5%
Provision for income taxes	800	800	-	-
Net loss	$(722,404)	$(3,146,818)	$2,424,414	(77.0)%

Total sales increased by approximately $1,429,000, or 377.0%, from approximately $379,000 in the year ended December 31, 2018 to approximately $ 1,808,000 in the year ended December 31, 2019. The increase in sales was mainly due to the shipping of our backlog of 1,329 orders of Auxia and 3,344 orders of Cell Power products to our members who had previously paid for their purchases. The increase is also attributable to the sales of our products, namely 1,568 orders of Viwooba (1-3), 119 orders of OPC Spa, and new products we introduced in 2019: 1,777 orders of Lady-S, 161 orders of Gold King, 107 orders of Heart Power, 94 orders of Taibao, and 285 orders of Remage Power. These products were not available during the first nine months of 2018. The increase in sales is also attributable to the increase of $164,467 in sales of our packaging and OEM revenues, as we have more clients who requested that we perform packaging services in 2019 as compared to the same period in 2018. The increase was partially offset by the decrease of the sales of 2,430 orders of our Noir Naturel product in 2019 as compared to the same period in 2018 as the demand of the product became more saturated, as well as the decrease of sales of 1,195 orders of our Longevity product during 2018, as we did not generate any Longevity sales during 2019.

The cost of sales decreased by approximately $70,000, or 19.6%, from approximately $358,000 in the year ended December 31, 2018 to approximately $288,000 in the year ended December 31, 2019. The major reason for the decrease was due to we wrote down $810,000 of intangible assets due to impairment at December 31, 2018, for which we were no longer incurring amortization expense of $90,000 per year in our manufacturing costs in 2019. The decrease also due to the decease of our idle capacity cost of approximately $159,000 incurred in our Nevada factory during the year ended December 31, 2018, where we were operating at close to full capacity at normal 8 hours shift in the same period in 2019 as some of the manufacturing costs were capitalized into our unsold inventories.

Our overall gross margin percentage increased from approximately 5.5% in the year ended December 31, 2018 to a gross profit of approximately 84.1% in the year ended December 31, 2019, mainly due to the reduction of the idle capacity cost incurred in the year ended December 31, 2019 as compared to the same period in 2018, as described above.

Our product sales gross margin percentage increased from approximately 70.6% in the year ended December 31, 2018 to approximately 92.3% in the year ended December 31, 2019. For the year ended December 31, 2019, the majority of our product sales were attributable to our Cell Power, Viwooba (1-3), OPC Spa, Lady-S, Gold King, New Power, Taibao and Remage Power products, which were all manufactured by us. The major reason for the increase of sales gross margin percentage was that we were no longer incurring any amortization of the intangible assets that we wrote off in December 2018. In addition, during the year ended December 31, 2018, the majority of our product sales were attributable to our beauty product, Noir Naturel, which has a lower profit margin. As a result, our product sales gross margin percentage increased accordingly during the year ended December 31, 2019 as compared to the same period in 2018.

Our OEM and packaging sales gross margin percentage increased from approximately 22.4% in the year ended December 31, 2018 to approximately 51.1% in the year ended December 31, 2019. For the year ended December 31, 2019, we had incurred less manufacturing overhead costs for our OEM and packaging sales with fewer labor hours being allocated to such production due to the reduction of specified production procedures which required fewer labor hours as compared to the same period in 2018. As a result, our OEM and packaging sales gross margin percentage increased by 28.7% during the year ended December 31, 2019 as compared to the same period in 2018.

Selling expenses decreased from approximately $336,000 in the year ended December 31, 2018 to approximately $165,000 in the year ended December 31, 2019. The decrease of approximately $170,000, or 50.7%, was mainly due to the decrease of approximately $126,000 of marketing expenses, the decrease of approximately $32,000 of commission expenses and the decrease of approximately $12,000 of shipping expenses.

General and administrative (“G&A”) expenses increased by approximately $162,000 from approximately $1,248,000 in the year ended December 31, 2018 to approximately $1,411,000 in the year ended December 31, 2019. The increase was mainly attributable to the increase of approximately $82,000 of rental expenses and the increase of approximately $112,000 of payroll expenses, the increase of approximately $18,000 of insurance expenses and the increase of approximately $12,000 of our Nevada factory general G&A expenses, such as office and other miscellaneous expenses, offset by the decrease of approximately $39,000 of professional fees, the decrease of approximately $16,000 of depreciation expenses and the decrease of approximately $14,000 of computer expenses.

Stock compensation expenses increased by approximately $50,000 from approximately $807,000 in the year ended December 31, 2018 to approximately $857,000 in the year ended December 31, 2019. $255,300 and $119,606 related to the amortization of the value of 2,300,000 shares of restricted common stock to three employees for the year ended December 31, 2019 and 2018, respectively, which all have a vesting period of three years. In addition, in January and March 2019, we issued 1,150,000 shares of our common stock valued at $1,080,000 to two advisors to provide certain financial advisory services, and amortized such cost, which was approximately $595,000. One of the service contracts was terminated in April 2019 due to non-performance and the Company is no longer obligated to issue the remaining 400,000 shares with a valuation of $360,000. During the year ended December 31, 2018, Mr. Wang, our CEO and CFO, distributed 1,500,000 shares of his own stock to certain persons outside of the United States who had previously worked with the Company as an incentive for these individuals to assist the Company in developing its international market. The Company determined that these 1,500,000 shares distributed by Mr. Wang were related to the Company’s operations in accordance to ASC 225-10-S99-4. As a result, we incurred $480,000 in stock compensation expense for the year ended December 31, 2018. In addition, we also incurred $194,000 in stock compensation expense as we issued 350,000 shares to a consultant for research and strategic planning consulting services during the year ended December 31, 2018.

Other income increased by approximately $157,000 from approximately $34,000 of other income in the year ended December 31, 2018 to approximately $192,000 of other income in the year ended December 31, 2019, mainly due to the increase of approximately $241,000 of gain on debt settlement, the decrease of approximately $60,000 of other income and the decrease of approximately $23,000 of interest expenses.

Net loss decreased by approximately $2.4 million from approximately $3.1 million in the year ended December 31, 2018 to approximately $0.7 million in the year ended December 31, 2019, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of December 31, 2019, we had a cash balance of approximately $9,000, compared to a cash balance of approximately $296,000 at December 31, 2018.

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

Management has concluded under U.S. GAAP that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenue and sufficient working capital. If we are unable to generate significant revenue or secure financing, we may be required to cease or limit our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

For the year ended December 31, 2018, cash used in operating activities amounted to approximately $1.5 million as compared to approximately $1.4 million used in operating activities in the same period in 2019. Cash used in operating activities for the year ended December 31, 2019 mainly included approximately $722,000 net loss, non-cash transactions of approximately $241,000 from gain on debt settlement, the increase of accounts receivable of approximately $80,000 as we have incurred some credit sales from our packing and OEM business, the increase of inventory of approximately $115,000 as we had started production in almost full capacity during the year ended December 31, 2019 and stocked up our inventory at December 31, 2019, the increase of deposits and other assets of $15,000 as we deposited for the leasing of our office which we started in March 2019, the decrease of deferred revenue of approximately $1.4 million from shipping our backlog orders of Auxia and Cell Power products for which our members had previously paid, and the decrease of lease liability of approximately $87,000 as we paid off our lease obligations that were undertaken in March 2019. This amount was partially offset by the non-cash expense of approximately $857,000 in stock based compensation, approximately $55,000 of depreciation expenses, approximately $95,000 in amortization of a lease right-of-use asset, approximately $41,000 of bad debt expense, the decrease of prepaid expenses of approximately $46,000, and the increase of accounts payable and accrued expenses of approximately $143,000, as we were behind on our payment schedule.

For the year ended December 31, 2018, cash provided by financing activities amounted to approximately $1.8 million as compared to approximately $1.2 million during the year ended December 31, 2019. Net cash received in the year ended December 31, 2019 includes approximately $189,000 from the collection of our stock subscription receivable, approximately $242,000 from a loan from our principal shareholder and Chief Executive and Financial Officer, and approximately $1.5 million from third party loans we received in 2019. These amounts were partially offset by our repayment of principal amounts on various loans of approximately $804,000, of which approximately $784,000 was repaid to our principal shareholder and Chief Executive and Financial Officer, and approximately $20,000 was paid to unaffiliated third parties.

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

Not applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Merion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Merion, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that Merion, Inc. will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company reported net losses of approximately $722,000 for the year ended December 31, 2019. At December 31, 2019, the Company has a significant working capital deficiency of approximately $3,059,000, a shareholders’ deficit of approximately $5,316,000 and has had to rely on additional borrowings to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2017.

Flushing, New York

April 7, 2020

MERION, INC.
BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$9,237	$295,521
Accounts receivable, net	39,781	673
Inventories	165,744	50,339
Prepaid expenses	23,350	69,631
TOTAL CURRENT ASSETS	238,112	416,164

PROPERTY AND EQUIPMENT, net	336,000	390,692
RIGHT-OF-USE ASSET	522,884	-
DEPOSITS	15,410	-
TOTAL ASSETS	$1,112,406	$806,856

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,208,257	$1,173,546
Deferred revenue	6,665	1,522,280
Accrued bonus	28	679,800
Lease liabilities - current	113,857	-
Due to shareholder, interest bearing	-	471,603
Due to shareholder, non-interest bearing	438,055	2,508,051
Advances from related parties, interest bearing	-	30,000
Advances from related parties, non-interest bearing	-	518,839
Due to employee	-	95,000
Due to third parties, interest bearing	1,480,000	109,030
Due to third parties, non-interest bearing	50,000	101,666
TOTAL CURRENT LIABILITIES	3,296,862	7,209,815

NON-CURRENT LIABILITIES:
Lease liabilities - non-current	417,564	-
Due to shareholder, non-interest bearing	2,000,000	-
Advances from related parties, interest bearing	30,000	-
Advances from related parties, non-interest bearing	518,839	-
Due to employee	95,000	-
Due to third parties, interest bearing	20,000	-
Due to third parties, non-interest bearing	50,000	-
TOTAL NON-CURRENT LIABILITIES	3,131,403	-

TOTAL LIABILITIES	6,428,265	7,209,815

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized,
177,404,608 and 174,792,364 shares issued and outstanding,
as of December 31, 2019 and 2018, respectively	177,404	174,792
Stock subscription receivable	(1,140,695)	(1,200,000)
Additional paid-in capital	19,184,395	17,573,900
Deferred stock compensation	(601,093)	(738,185)
Deficit	(22,935,870)	(22,213,466)
TOTAL SHAREHOLDERS' DEFICIT	(5,315,859)	(6,402,959)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,112,406	$806,856

The accompanying notes are an integral part of these financial statements.

MERION, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Years Ended December 31,
	2019	2018
SALES
Direct Sales	$1,538,829	$274,357
OEM and Packaging	269,136	104,669
TOTAL SALES	1,807,965	379,026

COST OF SALES
Direct Sales	119,169	80,621
OEM and Packaging	131,483	81,228
Idle Capacity	37,202	196,192
TOTAL COST OF SALES	287,854	358,041

GROSS PROFIT	1,520,111	20,985

OPERATING EXPENSES
Selling expenses	165,461	335,628
General and administrative expenses	1,410,931	1,248,519
Stock compensation expense	857,092	807,190
Impairment loss of long-lived assets	-	810,000
Total operating expenses	2,433,484	3,201,337

LOSS FROM OPERATIONS	(913,373)	(3,180,352)

OTHER INCOME (EXPENSE), net
Other income	47,915	108,491
Finance expenses	(97,572)	(74,157)
Gain on debt settlement	241,426	-
Total other income, net	191,769	34,334

LOSS BEFORE INCOME TAXES	(721,604)	(3,146,018)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(722,404)	$(3,146,818)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	176,724,594	171,717,060

The accompanying notes are an integral part of these financial statements.

MERION, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock		Stock	Additional	Deferred
			Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, December 31, 2017	169,161,896	$169,162	$(123,455)	$11,870,808	$-	$(19,066,648)	$(7,150,133)
Net loss	-	-	-	-	-	(3,146,818)	(3,146,818)
Issuance of common stock for cash and financing related services	3,859,162	3,860	(1,200,000)	3,547,238	-	-	2,351,098
Issuance of common stock for purchase of machinery and intangible assets	1,000,000	1,000	-	319,000	-	-	320,000
Issuance of common stock for debt settlement	400,000	400	-	359,600	-	-	360,000
Issuance of common stock for consulting services	350,000	350	-	193,650	-	-	194,000
Issuance of common stock for financial advisory services	67,916	67	-	20,308	(20,375)	-	-
Issuance of common stock for sales commission	64,500	64	-	32,185	-	-	32,249
Issuance of unvested restricted common stock to employees	-	-	-	851,000	(851,000)	-	-
Amortization of deferred stock compensation					133,190		133,190
Cancellation of stock subscription	(111,110)	(111)	100,000	(99,889)	-	-	-
Collection of stock subscription	-	-	23,455	-	-	-	23,455
Transfer of common stock from major shareholder for services	-	-	-	480,000	-	-	480,000
BALANCE, December 31, 2018	174,792,364	174,792	(1,200,000)	17,573,900	(738,185)	(22,213,466)	(6,402,959)
Net loss	-	-	-	-	-	(722,404)	(722,404)
Issuance of common stock for consulting services	1,200,000	1,200	-	718,800	(720,000)	-	-
Amortization of deferred stock compensation	-	-	-	-	857,092	-	857,092
Issuance of common stock for debt settlement	1,271,844	1,272	-	761,835	-	-	763,107
Issuance of common stock for cash and financing related services	140,400	140	(50,000)	129,860	-	-	80,000
Collection of stock subscription	-	-	109,305	-	-	-	109,305
BALANCE, December 31, 2019	177,404,608	$177,404	$(1,140,695)	$19,184,395	$(601,093)	$(22,935,870)	$(5,315,859)

The accompanying notes are an integral part of these financial statements.

MERION, INC.

 STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(722,404)	$(3,146,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,692	160,557
Stock compensation expense	857,092	839,439
Gain (loss) on debt settlement	(241,426)	-
Amortization of right-of-use asset	95,342	-
Impairment loss of long-lived assets		810,000
Bad debt expense	41,011	46,836
Changes in operating assets and liabilities
Accounts receivable	(80,119)	3,355
Inventories	(115,405)	30,430
Prepaid expenses	46,281	(40,563)
Deposits	(15,410)	-
Accounts payable and accrued expenses	142,574	(123,618)
Deferred revenue	(1,419,747)	(87,956)
Lease liabilities	(86,805)	-
Net Cash Used in Operating Activities	(1,444,324)	(1,508,338)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	189,305	2,374,553
Advances from shareholder, non-interest bearing	242,335	156,692
Repayment of shareholder loan, interest bearing	(471,603)	-
Repayment of shareholder loan, non-interest bearing	(312,331)	(439,587)
Advances from third parties, interest bearing	1,480,000	-
Advances from third parties, non-interest bearing	50,000	-
Repayment of advances from third parties, non-interest bearing	(19,666)	(267,509)
Principal payments of debt	-	(25,328)
Net Cash Provided by Financing Activities	1,158,040	1,798,821

Net Change in Cash	(286,284)	290,483

Cash, beginning of year	295,521	5,038

Cash, end of year	$9,237	$295,521

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$39,299	$64,615
Cash paid for income tax	$800	$800
	.
Non-cash transactions of investing and financing activities
Purchase of machinery and intangible assets	$-	$1,000,000
Stock issued for purchase of machinery and intangible assets	$-	$320,000
Stock issued for debt settlement	$763,107	$360,000
Stock issued on deferred stock compensation	$720,000	$871,375
Initial recognition of right-of-use assets and lease liabilities	$618,226	$-

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

The Company is a provider of health and nutritional supplements and personal care products currently sold on the internet through our websites, www.dailynu.com and www.merionus.com, principally in mainland China, and to wholesale distributors in the United States.

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

The Seller was one of our major suppliers prior to this purchase. These assets meet all industry nutritional and dietary supplement manufacturing standards, including U.S. Food and Drug Administration and Good Manufacturing Practice compliance and Current Good Manufacturing Practice regulations. In addition to manufacturing the nutritional supplements that it sells, the Company also began production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements for export, softgel capsules and health food from these assets for any potential new customers who need these products, similar to our Original Equipment Manufacturer (“OEM”) business. In May 2018, the Company began manufacturing certain of the nutritional supplements that it sells.

Note 2 – Going Concern

Management has determined there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, significant recurring losses, and negative working capital. If continue to be unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management is trying to alleviate the going concern risk by: engaging external sales agents to sell the Company’s products, investigating and securing various financing resources, including but not limited to borrowing from the Company’s major shareholder, private placements, and the possibility of raising funds through a future public offering.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been presented by the Company in accordance with the accounting principles generally accepted in the United States of America.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	December 31, 2019	December 31, 2018

Accounts receivable	$80,792	$673
Allowance for doubtful accounts	(41,011)	-
Accounts receivable, net	$39,781	$673

Movement of allowance for doubtful accounts is as follows:

	Year ended December 31, 2019	Year ended December 31, 2018

Beginning balance	$-	$43,276
Provision for doubtful accounts	41,011	46,836
Less: write-offs	-	(90,112)
Ending balance	$41,011	$-

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials in our manufacturing facility. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. As of December 31, 2019 and 2018, there are no inventories obsolescence reserves or write-downs.

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

Right-of-use Asset and Lease Liabilities

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (“right of use”) and related lease obligations (“lease liabilities”) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2019 utilizing the practical expedients approach.

Intangible Assets, net

Intangible assets represent the technological knowhow associated with the machinery that the Company has purchased. The technological knowhow has a finite useful life and is amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset is to be consumed. The estimated useful life for the technological knowhow was estimated to be 10 years, which is associated with the economic benefits of the useful life of the machinery that the Company purchased. The Company also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful life.

As of December 31, 2018, the Company determined the intangible asset was impaired, as the estimated discounted future cash flows expected to result from the use of the assets as being less than the carrying value of the asset. As a result, the Company recognized $810,000 of an impairment loss for the year ended December 31, 2018. Amortization expense totaled $0 and $90,000 for the years ended December 31, 2019 and 2018, respectively.

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

Level 2 – Pricing inputs, other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time, based on when control of goods and services transfers to a customer and there are no remaining performance obligations under the contract.

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

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contracts and invoices; and the sales price to the customer is fixed upon acceptance of the sales contract. Sales rebates or discounts are recognized as a reduction of revenue when the sale is made. The Company recognizes revenue when control of the goods is transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured. These revenues are recognized at a point in time after all performance obligations are satisfied.

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $30,635 and $4,956 for the year ended December 31, 2019 and 2018, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of December 31, 2019 and 2018 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. The Company implemented its buy-back policy on January 1, 2012. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of December 31, 2019 and 2018.

The majority of the Company’s product sales are generated from China and all of the Company’s OEM and packaging sales are generated from the United States. While all products are priced in U.S. currency, the Company accepts payments in both U.S. dollars, Chinese Yuan, and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $27,571 and $40,049 for the years ended December 31, 2019 and 2018, respectively.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the general and administrative expenses and totaled $904 and $7,549 for the year ended December 31, 2019 and 2018, respectively.

Income Taxes

The Company utilizes ASC 740 Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred taxes are also recognized for net operating losses that can be carried forward. A valuation allowance is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized.

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

2,300,000 shares of restricted common stock with weighted average effect of 1,278,120 diluted shares are excluded in the diluted EPS calculation for the year ended December 31, 2019, respectively, due to its anti-dilutive nature. There were no other potential dilutive securities outstanding for the year ended December 31, 2019 and 2018.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had no uninsured balances as of December 31, 2019.

Major Customers and Suppliers

For the year ended December 31, 2019, one customer accounted for approximately 10% of the Company’s sales and for the year ended December 31, 2018, two customers accounted for approximately 39% (27% and 12%) of the Company’s sales.

As of December 31, 2019, three customers accounted for approximately 88% (67%, 11% and 10%) of the Company’s accounts receivables. As of December 31, 2018, one customer accounted for 100% of the Company’s accounts receivable.

For the year ended December 31, 2019, three suppliers accounted for 69% (36%, 18% and 15%) of the Company’s product purchases and for the year ended December 31, 2018, three suppliers accounted for approximately 48% (23%, 13% and 12%, respectively) of the Company’s product purchases.

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

New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU did not have any material effect on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2020. The adoption of this ASU on January 1, 2020 did not have any material effect on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning January 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of this new standard on Company’s financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying statements of operations and cash flows.

Note 4 – Inventories

Inventories consist of raw materials for production and finished goods available for resale, and can be categorized as:

	December 31, 2019	December 31, 2018
Raw materials	$101,102	$31,957
Work-in-progress	6,776	2,775
Finished goods	57,866	15,607
Inventories	$165,744	$50,339

Note 5 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2019	December 31, 2018
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	179,677	179,677
Leasehold improvement	40,053	40,053
Machinery	420,000	420,000
Total	781,369	781,369
Less: accumulated depreciation and amortization	(445,369)	(390,677)
Property and equipment, net	$336,000	$390,692

Depreciation expense totaled $54,692 and $70,557 for the years ended December 31, 2019 and 2018, respectively.

Note 6 – Debt

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have weighted average annual interest rates of 10% and 6% for the years ended December 31, 2019 and 2018, respectively, are unsecured, and are due on demand. During the year ended December 31, 2019, advances totaled $1,480,000. As of December 31, 2019 and 2018, the Company owed $1,500,000 and $109,030 to these third parties, respectively. In March 2019, the Company settled $89,030 of the debt owed to some of these third parties and converted the debt into the Company’s common stock (See Note 10 - Equity).

Interest expense for the year ended December 31, 2019 and 2018 for the above loans amounted to $42,362 and $6,542, respectively.

In March 2019, the repayment term related to the amount of $20,000 was changed by the third party creditor from due on demand to due on March 20, 2024.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand. During the year ended December 31, 2019, advances totaled $50,000. As of December 31, 2019 and 2018, the Company owed $100,000 and $101,666 to these third parties, respectively. In March 2019, the Company settled $32,000 of the debt owed to a third party and converted the debt into the Company’s common stock (See Note 10 - Equity). The Company also repaid $19,666 and $0 to a third party during the year ended December 31, 2019 and 2018, respectively.

In March 2019, the repayment term related to the amount of $50,000 was changed by the third party creditor from due on demand to due on March 20, 2024.

Note 7 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest on this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. As of December 31, 2019 and 2018, the balance due to Mr. Wang, interest bearing, amounted to $0 and $471,603, respectively. The full balance of $471,603 was repaid in October 2019.

Interest expense for the years ended December 31, 2019 and 2018 for the above loan amounted to $38,849 and $49,950, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the years ended December 31, 2019 and 2018, advances totaled $242,335 and $156,692, respectively, and payments to Mr. Wang totaled $312,331 and $439,587, respectively. As of December 31, 2019 and 2018, the balance due to Mr. Wang, non-interest bearing, amounted to $2,438,055 and $2,508,051, respectively. This balance is unsecured and is due on demand.

In March 2019, the repayment term related to $2,000,000 of the total balance was changed by Mr. Wang from due on demand to due on March 20, 2024.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured, and are due on demand. As of December 31, 2019 and 2018, the Company owed $95,000 to such employee.

In March 2019, the repayment term related to the balance of $95,000 was changed by the employee from due on demand to due on March 20, 2024.

Advances from related parties, interest bearing

The Company borrowed $30,000 from a related party to fund operations in July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. The advance has an annual interest rate of 10%, is unsecured and was due on demand. As of December 31, 2019 and 2018, the Company owed $30,000 to this related party.

Interest expense for the years ended December 31, 2019 and 2018 for the above loans amounted to $3,000.

In March 2019, the repayment term was changed by the related party from due on demand to due on March 20, 2024.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2019 and 2018, the Company owed $518,839 to these related parties.

In March 2019, the repayment term for the $518,839 was changed by these related parties from due on demand to due on March 20, 2024.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019	Year ended December 31, 2018
Federal statutory rate	21.0%	21.0%
State statutory rate	7.0%	7.0%
Valuation allowance	(20.2)%	(20.2)%
Permanent difference *	(7.9)%	(7.8)%
Effective tax rate	(0.1)%	(0.0)%

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible in the Company’s U.S. tax returns.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $8,342,000 for federal and state income taxes as of December 31, 2019. The cumulative net operating loss carry forward that may be applied against future taxable income is approximately $7,817,000 for federal and state as of December 31, 2018. Net operating loss for the years ended 2018 and 2019 will not expire but utilization is limited to 80% of income each year until utilized. Net operating loss for the years ended 2017 and prior will expire in the years 2031 to 2037. As the net deferred tax asset may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax asset.

The components of the deferred tax assets is as follows:

	December 31, 2019	December 31, 2018
Allowance for doubtful accounts	$11,476	$-
Amortization of intangible assets	196,445	211,566
Net operating losses	2,125,102	1,975,889
Deferred tax assets	2,333,023	2,187,445
Valuation allowance	(2,333,023)	(2,187,445)
Deferred tax assets, net	$-	$-

Changes in the value allowance for the deferred tax assets increased by $145,578 from $2,187,445 at December 31, 2018 to $2,333,023 at December 31, 2019. During year ended December 31, 2019, the Company utilized $50,017 deferred tax asset from the prior period.

As of December 31, 2019, federal tax returns filed for 2016, 2017 and 2018 remain subject to examination by the taxing authorities. As of December 31, 2019, California tax returns filed for 2015, 2016, 2017 and 2018 remain subject to examination by the taxing authorities.

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

In January 2019, the Company entered a new office lease agreement with a 5-year lease term starting in March 2019 and terminating in February 2024. The Company recognized lease liabilities of approximately $618,000, with corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which is determined using an incremental borrowing rate. The remaining term of the lease is 4.17 years.

The Company also leases a factory space on a month-to-month basis, which it classifies as an operating lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the years ended December 31, 2019 and 2018, lease expenses amounted to $157,955 and $82,043, respectively, of which, $42,000 and $0 are short-term lease expenses, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December 31,	Operating lease amount

2020	$134,728
2021	138,774
2022	142,932
2023	147,218
2024	24,658
Total lease payments	588,310
Less: interest	(56,889)
Present value of lease liabilities	$531,421

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

As of the date of this report, Mr. Wang had distributed 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were distributed on February 14, 2018 pursuant to Regulation S under the Securities Act of 1933. The Company determined that these shares distributed by Mr. Wang were related to the Company’s operations in accordance with ASC 220-10-S99-4. The fair value of these shares was valued at $480,000 and recorded as stock-based compensation expenses in the Company’s year ended December 31, 2018 statement of operations.

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

During the year ended December 31, 2019, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 140,400 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per share for an aggregate offering price of $140,400. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On November 28, 2019, the Company entered into a Securities Purchase Agreement with TBS Capital Management Limited, a company incorporated in Hong Kong (“TBS”), pursuant to which the Company agreed to sell to TBS in a private placement 2,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $2,000,000. As of the date of this report, no shares have been issued to TBS as the closing conditions required by this Securities Purchase Agreement have not been met.

As of December 31, 2019 and 2018, $1,140,695 and $1,200,000, respectively, were unpaid and recognized as stock subscription receivables in the accompanying statements of changes in shareholders’ deficit. During the years ended December 31, 2019 and 2018, the Company received $109,305 and $23,455, respectively, of the stock subscription receivables.

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

The issuance of the Purchase Shares was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. The payment of the cash portion of the Purchase Price was to occur in two distributions: (i) the first, in the amount of $600,000, was to occur within nine months of the date of the Purchase Agreement, and (ii) the second, in the amount of $400,000, was to occur within twelve months of the date of the Purchase Agreement. The second distribution may be reduced by any indemnification claims against the Seller under the terms of the Agreement. The distribution of the Purchase Shares was completed in March 2018. The payment date for the $1,000,000 cash portion of the Purchase Price was extended to September 2020.

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

Common stock issued for consulting services

On August 30, 2018, the Company entered into two advisory agreements with two advisors (the “Financial Advisors”), pursuant to which the Company engaged the Financial Advisors to provide certain financial advisory services for a service period of six months. As compensation for the services, the Company agreed to issue the Financial Advisors an aggregate of 67,916 shares of its common stock, par value $0.001. These shares are valued at $20,375, determined using the closing price of the Company’s common stock on August 30, 2018 of $0.30 per share. For the year ended December 31, 2019 and 2018, amortization of deferred stock compensation of these shares amounted to $6,792 and $13,583, respectively.

On January 23, 2019, the Company entered into a consulting agreement with Redfield Management Service limited for business, finance and investor relations services. The consultant is due a monthly consulting fee of $7,000 and 50,000 shares, to be paid every three months. The term of the agreement is one year. The service agreement was terminated at the end of April and the Company issued a total of 200,000 shares of its common stock during year ended December 31, 2019. For the year ended December 31, 2019, amortization of deferred stock compensation of these shares amounted to $120,000.

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), a company incorporated in California, pursuant to which GMU was to provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 1,000,000 shares of common stock of the Company (the “Share Payment”). Shares subject to the Share Payment were to be issued to GMU within 30 days after the agreement was signed. The term of the agreement was for one year but the cash consideration and payment obligation by the Company under this agreement was terminated in May 2019. For the year ended December 31, 2019, amortization of deferred compensation of these shares amounted to $475,000. Deferred stock compensation of $125,000 has been recognized as a reduction of shareholders’ deficit as the services had not been performed as of December 31, 2019.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. Thirty percent of the RSUs vested on July 13, 2019, thirty percent of the RSUs will vest on July 13, 2020, and the remaining forty percent of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and will be amortized ratably over the term of the vesting periods of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the year ended December 31, 2019 and 2018, amortization of deferred stock compensation of these shares amounted to $255,300 and $119,607, respectively. Deferred stock compensation of $476,093 and $731,393 has been recognized as a reduction of shareholders’ deficit for the services have not been performed as of December 31, 2019 and 2018, respectively.

The following table summarizes unvested restricted common stock activity for the years ended December 31, 2019 and 2018:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2017	-	$-
Granted	2,300,000	0.37
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2018	2,300,000	$0.37
Granted	-	-
Vested	690,000	-
Forfeited	-	-
Outstanding as of December 31, 2019	1,610,000	$0.37

Note 11 – Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2019 up through the date the Company issued these financial statements on April 7, 2020.

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. Subsequent to December 31, 2019, COVID-19 has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China, the United States, and elsewhere around the world.

Substantially all of the Company’s revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak may materially adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact to the Company’s total revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

Private placements

On January 13, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jinzhuang Zhang (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 10,000 shares (the “Zhang Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.00 per share for an aggregate offering price of $10,000 (the “ Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. In connection with the Private Placement, the Company issued 800 shares of Common Stock to a third-party individual located outside the United States as compensation for introducing the Purchaser to the Company.

On January 14, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Deping Song (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 40,000 shares (the “Song Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.00 per share for an aggregate offering price of $40,000 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. In connection with the Private Placement, the Company issued 3,200 shares of Common Stock to a third-party individual located outside the United States as compensation for introducing the Purchaser to the Company.

On January 25, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jinming Chen (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 100,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.00 per share for an aggregate offering price of $100,000 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. In connection with the Private Placement, the Company issued 8,000 shares of Common Stock to a third-party individual located outside the United States as compensation for introducing the Purchaser to the Company.

Office lease

On March 9, 2020, the Company entered into an office lease agreement with a 3-year lease term starting in March 2019 and ending in February 2023 with a monthly rent of $8,333.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Office/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Under the supervision of our Chief Executive Officer/ Chief Financial Officer, and with the participation of our management, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2019, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2019, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The board of directors appoints our executive officers. Any vacancy on the board of directors may be filled by the affirmative vote of a majority of the shareholders at a special meeting called for that purpose or by the board of directors. Each director is elected by the Company’s shareholders, to serve until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Ding Hua Wang	56	Chairman, CEO, CFO, President and Director
Xun Zhang	58	Director
Vickie Ho	38	Executive Vice President

Ding Hua Wang joined our predecessor company in January 2007 as a product consultant. In November 2007, he became CEO, CFO, President and Chairman of our predecessor company and has been CEO, CFO, President, Chairman and Director of our company since March 2011. From August 2005 to December 2006, Mr. Wang was CEO of Ansheng Company International Products, a nutrition products manufacturing and wholesale company. From January 1999 to August 2005, Mr. Wang was CEO of Ansheng Company, a Chinese herbal medicine imports and store sales company. Mr. Wang studied at Zhejiang University of Traditional Chinese Medicine from January 1986 to February 1991. He attended American Global University in alternative medicine from August 2001 to September 2003 but did not receive a degree. As a member of the board, Mr. Wang contributes significant industry-specific experience and expertise on our products and services. Mr. Wang also contributes his knowledge of the Company and a deep understanding of all aspects of our business, products and markets, as well as substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Xun Zhang has served as a member of our Board of Directors since March 2011. From 2003 to date, Mr. Zhang has been Assistant Professor at Harvard Medical School in Boston, Massachusetts. From 1988 to date, he has been Assistant in Biochemistry as well as Director, Neuroendocrine Research Laboratory Massachusetts General Hospital Boston, Massachusetts. Mr. Zhang received a PhD in 1994 from the State University of New York at Albany. With responsibility for product development guidance, Mr. Zhang brings his educational and research knowledge and experience to the Board.

Vickie Ho has served as the Company’s Executive Vice President since May 2017. From September 2010 until her appointment as Executive Vice President, Ms. Ho served as Assistant to the Company’s President, Public Relations Manager and Human Resources Director. From April 2009 to August 2010, Ms. Ho was Assistant to the Company’s President and provided English interpretation services. Ms. Ho originally joined the Company in March 2008 in the Company’s stock department. Ms. Ho received her Bachelor’s degree in English with International Business from Shenyang Engineering Institution in 2006.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer ("PEO”) and Principal Financial Officer ("PFO”), our three most highly compensated executive officers other than our PEO and PFO, who occupied such position at the end of our latest fiscal year and up to two additional individuals who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third-party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2019, and 2018.

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Ding Hua Wang	CEO and CFO	2019	$-	$-	$-	$-	$-	$-	$-
	and President	2018	$-	$-	$-	$-	$-	$-	$-

Vickie Ho	Executive	2019	$148,800	$-	$111,004	$-	$-	$-	$259,804
	Vice President	2018	$148,800	$-	$52,004	$-	$-	$-	$200,804

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2019

The following table sets forth information regarding all unexercised, unvested, outstanding equity awards held, as of December 31, 2019, by those individuals who served as our named executive officers during any part of fiscal year 2019.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ding Hua Wang	-	-	-	-	-	-	-	-	-
Xun Zhang	-	-	-	-	-	-	-	-	-
Vickie Ho	-	-	-	-	-	-	-	700,000	207,005

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2019.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ding Hua Wang	-	-	-	-	-	-
Xun Zhang	-	-	-	-	-	-

No director was paid any form of compensation for acting as a Director for year ended December 31, 2019. See Executive Compensation table above for salaries paid to these Directors for their role as officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group as of April 6, 2020. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days of April 6, 2020 through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days of April 6, 2020, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days of April 6, 2020. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is 100 N Barranca Street #1000, West Covina, CA 91791.

Name	Number of Shares of Common stock	Percentage

Ding Hua Wang	92,861,912	52.1%
Xun Zhang	500,000	0.3%
Vickie Ho*	300,000	0.2%
All officers and directors as a group [3 persons]	93,661,912	52.6%

*300,000 shares were vested but have not been issued as of April 6, 2020.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 178,256,608 shares of common stock outstanding as of April 6, 2020, which includes 690,000 vested shares but have not been issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest on this loan on Mr. Wang’s behalf. This loan has an annual borrowing rate of 9.99%. As of December 31, 2019 and 2018, the balance due to Mr. Wang, interest bearing, amounted to $0 and $471,603, respectively. The full balance of $471,603 was repaid in October 2019.

Interest expense for the years ended December 31, 2019 and 2018 for the above loan amounted to $38,849 and $49,950, respectively.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the years ended December 31, 2019 and 2018, advances totaled $242,335 and $156,692, respectively, and payments to Mr. Wang totaled $312,331 and $439,587, respectively. As of December 31, 2019 and 2018, the balance due to Mr. Wang, non-interest bearing, amounted to $2,438,055 and $2,508,051, respectively. This balance is unsecured and is due on demand.

In March 2019, the repayment term related to $2,000,000 of the total balance was changed by Mr. Wang from due on demand to due on March 20, 2024.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured, and are due on demand. As of December 31, 2019 and 2018, the Company owed $95,000 to such employee.

In March 2019, the repayment term related to the balance of $95,000 was changed by the employee from due on demand to due on March 20, 2024.

Advances from related parties, interest bearing

The Company borrowed $30,000 from a related party to fund operations in July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. The advance has an annual interest rate of 10%, is unsecured and was due on demand. As of December 31, 2019 and 2018, the Company owed $30,000 to this related party.

Interest expense for the years ended December 31, 2019 and 2018 for the above loans amounted to $3,000.

In March 2019, the repayment term was changed by the related party from due on demand to due on March 20, 2024.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on demand. As of December 31, 2019 and 2018, the Company owed $518,839 to these related parties.

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

As of the date of this report, Mr. Wang had distributed 1,500,000 shares pursuant to this plan. All of these 1,500,000 shares were distributed on February 14, 2018 pursuant to Regulation S under the Securities Act of 1933. The Company determined that these shares distributed by Mr. Wang were related to the Company’s operations in accordance with ASC 220-10-S99-4. The fair value of these shares was valued at $480,000 and recorded as stock-based compensation expenses in the Company’s year ended December 31, 2018 statement of operations.

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

Item 14. Principal Accountant Fees and Services

The Company incurred audit fees in the total of $118,000 and $115,000 for fiscal years 2019 and 2018, respectively.

The following table shows the aggregate fees paid or accrued by us for the audit and other services provided by our auditors for fiscal 2019 and 2018.

	2019	2018

Audit Fees	$118,000	$115,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$118,000	$115,000

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

Under applicable SEC rules, the Audit Committee of the Board of Directors is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Currently, we don’t have an Audit Committee under our Board of Director. Until such time as we have an Audit Committee in place, our Board of Directors pre-approves the audit and non-audit services performed by the independent auditors.

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

40

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

Exhibit 101

Interactive data files formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Merion, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ding Hua Wang	April 8, 2020	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	Principal Executive Officer,	April 8, 2020
Principal Financial Officer,
Principal Accounting Officer and Director

/s/ Xun Zhang	Xun Zhang	Director	April 8, 2020

