Form 10-Q
period 2020-03-31
Merion, Inc.
filed 2020-06-26
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 24, 2020, there were 177,566,608 issued and outstanding shares of the registrant’s common stock.

2

SPECIAL NOTE REGARDING RELIANCE ON RELIEF ORDER.

On May 13, 2020 we filed a Current Report on Form 8-K (“Form 8-K”) in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (the “Relief Order”). By way of filing the Form 8-K, we, among other things, extended the time of filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2020 (“Form 10-Q”), until no later than June 29, 2020 in reliance on the Relief Order. The Form 8-K disclosed the reasons that the Form 10-Q could not be timely filed.

Merion, Inc. (the “Company”) is relying on the SEC Order to delay the filing of its quarterly report on Form 10-Q for the quarter ended March 31, 2020, or the Quarterly Report, due to circumstances related to the COVID-19 pandemic. Our headquarters are located in California and our manufacturing facility is located in Nevada. The Company has been following the orders of local government and health authorities to minimize exposure risk for its employees and business partners, including the closures of its offices and having employees work remotely. Substantially all of the Company’s workforce in California has been working from home either all or substantially all of the time, including the Company’s limited number of general administrative and accounting personnel since March 19, 2020. Our office is reopened on June 9, 2020 but some of our employees are still working from home and our manufacturing facility in Nevada has partially suspended its operations since March 23, 2020 due to lack of raw materials. These safety measures have restricted access to the Company’s offices and facilities and books and records, and have disrupted routine interactions among the Company’s staff, advisors and third parties involved in the preparation of the Quarterly Report. Due to these disruptions, the Company is unable to timely file its Quarterly Report, originally due on May 15, 2020.

3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$9,856	$9,237
Accounts receivable, net	34,669	39,781
Inventories	170,031	165,744
Prepaid expenses	14,087	23,350
TOTAL CURRENT ASSETS	228,643	238,112

PROPERTY AND EQUIPMENT, net	447,681	336,000
RIGHT-OF-USE ASSETS	766,007	522,884
DEPOSITS	15,410	15,410
TOTAL ASSETS	$1,457,741	$1,112,406

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,449,518	$1,208,257
Deferred revenue	5,440	6,693
Lease liabilities - current	165,023	113,857
Long term debt - current	16,066	-
Due to shareholder, non-interest bearing	436,573	438,055
Due to third parties, interest bearing	1,480,000	1,480,000
Due to third parties, non-interest bearing	60,000	50,000
TOTAL CURRENT LIABILITIES	3,612,620	3,296,862

NON-CURRENT LIABILITIES:
Lease liabilities - non-current	580,731	417,564
Long term debt	90,530	-
Due to shareholder, non-interest bearing	2,000,000	2,000,000
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	518,839	518,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	20,000	20,000
Due to third parties, non-interest bearing	50,000	50,000
TOTAL NON-CURRENT LIABILITIES	3,385,100	3,131,403

TOTAL LIABILITIES	6,997,720	6,428,265

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 177,566,608 and 177,404,608 shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively	177,566	177,404
Stock subscription receivable	(1,110,695)	(1,140,695)
Additional paid-in capital	19,334,233	19,184,395
Deferred stock compensation	(412,443)	(601,093)
Deficit	(23,528,640)	(22,935,870)
TOTAL SHAREHOLDERS' DEFICIT	(5,539,979)	(5,315,859)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,457,741	$1,112,406

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
SALES
Direct Sales	$20,977	$113,329
OEM and Packaging	45,011	35,048
TOTAL SALES	65,988	148,377

COST OF SALES
Direct Sales	6,530	11,982
OEM and Packaging	17,660	28,379
Idle Capacity	23,499	-
TOTAL COST OF SALES	47,689	40,361

GROSS PROFIT	18,299	108,016

OPERATING EXPENSES
Selling expenses	13,431	23,918
General and administrative expenses	383,608	390,421
Stock compensation expense	188,650	174,742
Gain on disposal of equipment	(16,000)	-
Total operating expenses	569,689	589,081

LOSS FROM OPERATIONS	(551,390)	(481,065)

OTHER (EXPENSE) INCOME, net
Other income	207	32,841
Finance expenses	(41,587)	(15,326)
Gain on debt settlement	-	241,426
Total other (expense) income, net	(41,380)	258,941

LOSS BEFORE INCOME TAXES	(592,770)	(222,124)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(592,770)	$(222,124)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	177,528,749	175,054,276

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Three Months Ended March 31, 2019
			Stock	Additional	Deferred
	Common Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2019	174,792,364	$174,792	$(1,200,000)	$17,573,900	$(738,185)	$(22,213,466)	$(6,402,959)
Net loss	-	-	-	-	-	(222,124)	(222,124)
Issuance of common stock for consulting services	1,150,000	1,150	-	1,078,850	(1,080,000)	-	-
Amortization of deferred stock compensation	-	-	-	-	174,742	-	174,742
Issuance of common stock for debt settlement	1,271,844	1,272	-	761,835	-	-	763,107
Collection of stock subscription	-	-	62,500	-	-	-	62,500
BALANCE, March 31, 2019 (Unaudited)	177,214,208	$177,214	$(1,137,500)	$19,414,585	$(1,643,443)	$(22,435,590)	$(5,624,734)

	For the Three Months Ended March 31, 2020
			Stock	Additional	Deferred
	Common Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2020	177,404,608	$177,404	$(1,140,695)	$19,184,395	$(601,093)	$(22,935,870)	$(5,315,859)
Net loss	-	-	-	-		(592,770)	(592,770)
Amortization of deferred stock compensation	-	-	-	-	188,650	-	188,650
Issuance of common stock for cash and financing related services	162,000	162	(20,000)	149,838	-	-	130,000
Collection of stock subscription	-	-	50,000	-	-	-	50,000
BALANCE, March 31, 2020 (Unaudited)	177,566,608	$177,566	$(1,110,695)	$19,334,233	$(412,443)	$(23,528,640)	$(5,539,979)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(592,770)	$(222,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,221	17,211
Gain on disposal of equipment	(16,000)	-
Stock compensation expense	188,650	174,742
Gain on debt settlement	-	(241,426)
Amortization of right-of-use assets	35,760	11,595
Bad debt expense	17,434	-
Changes in operating assets and liabilities
Accounts receivable	(12,322)	(43,863)
Inventories	(4,287)	(120,071)
Prepaid expenses	9,263	47,406
Deposits	-	(15,410)
Accounts payable and accrued expenses	241,261	115,145
Deferred revenue	(1,253)	(59,970)
Lease liabilities	(64,550)	(19,788)
Net Cash Used in Operating Activities	(186,593)	(356,553)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	180,000	62,500
Advances from shareholder, non-interest bearing	8,953	84,616
Repayment of shareholder loan, non-interest bearing	(10,435)	(61,644)
Repayment of advances from third parties, non-interest bearing	-	(19,666)
Advances from third parties, non-interest bearing	10,000	-
Principal payments of debt	(1,306)	-
Net Cash Provided by Financing Activities	187,212	65,806

Net Change in Cash	619	(290,747)

Cash, beginning of period	9,237	295,521

Cash, end of period	$9,856	$4,774

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$409	$-
Cash paid for income tax	$-	$-

Non-cash Transactions of Investing and Financing Activities:
Stock issued for debt settlement	$-	$763,107
Stock issued on deferred stock compensation	$-	$1,080,000
Initial recognition of right-of-use assets and lease liabilities	$278,883	$618,226
Nonmonetary exchange of equipment and issuance of debt for equipment	$123,902	$-

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

The Company is a manufacturer and provider of health and nutritional supplements and personal care products currently sold on the internet through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors. The Company also provides Original Equipment Manufacturer (“OEM”) and packaging services of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements for export, softgel capsules and health food.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 8, 2020.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment, the collectability of receivables and impairment on long-live assets. The inputs into the Company’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Actual results could differ from those estimates.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
Accounts receivable	$93,114	$80,792
Allowance for doubtful accounts	(58,445)	(41,011)
Accounts receivable, net	$34,669	$39,781

Movement of the allowance for doubtful accounts is as follows:

	Three months ended March 31, 2020	Year ended December 31, 2019
	(Unaudited)

Beginning balance	$41,011	$-
Provision for doubtful accounts	17,434	41,011
Less: write-offs	-	-
Ending balance	$58,445	$41,011

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials in our manufacturing facility. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. As of March 31, 2020 and December 31, 2019, there were no inventory obsolescence reserves or write-downs.

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

Right-of-use Asset and Lease Liabilities

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (“right of use”) and related lease obligations (“lease liabilities”) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2019 utilizing the practical expedients approach.

Impairment of Long-Lived Assets

Long-lived assets, including property, equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Management reviewed the potential impact of COVID-19 and the related disruptions on the Company’s operating results, and based upon potential orders believes that currently there was no impairment during the three months ended March 31, 2020.

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

Fair Value of Financial Instruments

The FASB accounting standards codification (“ASC”), FASB ASC 825 Financial Instruments, requires that the Company discloses estimated fair values of financial instruments.

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

Revenue Recognition

The Company’s revenue is recognized based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations in accordance with ASC 606 Revenue from Contracts with Customers.

The core principle underlying the revenue recognition is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time, based on when control of goods and services transfers to a customer and there are no remaining performance obligations under the contract.

ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.

The Company derives its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contracts and invoices; and the sales price to the customer is fixed upon acceptance of the sales contract. Sales rebates or discounts are recognized as a reduction of revenue when the sale is made. The Company recognizes revenue when control of the goods is transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured. These revenues are recognized at a point in time after all performance obligations are satisfied.

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $699 and $2,809 for the three months ended March 31, 2020 and 2019, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of March 31, 2020 and December 31, 2019 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of March 31, 2020 and December 31, 2019.

The majority of the Company’s product sales are generated from China and all of the Company’s OEM and packaging sales are generated from the United States. While all products are priced in U.S. currency, the Company accepts payments in both U.S. dollars and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $3,466 and $10,702 for the three months ended March 31, 2020 and 2019, respectively.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in general and administrative expenses and totaled $0 and $904 for the three months ended March 31, 2020 and 2019, respectively.

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

2,300,000 shares of restricted common stock are excluded in the diluted EPS calculation for the three months ended March 31, 2020, due to its anti-dilutive nature. There were no other potential dilutive securities outstanding for the three months ended March 31, 2020 and 2019.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had no uninsured balances as of March 31, 2020 and December 31, 2019.

Major Customers and Suppliers

For the three months ended March 31, 2020, three customers accounted for approximately 68% (29%, 25% and 14%) of the Company’s sales and for the three months ended March 31, 2019, one customer accounted for approximately 30% of the Company’s sales.

As of March 31, 2020, two customers accounted for approximately 73% (58% and 15%) of the Company’s accounts receivable. As of December 31, 2019, three customers accounted for approximately 88% (67%, 11% and 10%) of the Company’s accounts receivable.

For the three months ended March 31, 2020, one supplier accounted for 100% of the Company’s product purchases and for the three months ended March 31, 2019, four suppliers accounted for approximately 69% (21%, 20%, 16% and 12%) of the Company’s product purchases.

Risk and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its major customers are concentrated in China and United States, its business, results of operations, and financial condition could be adversely affected for the rest of fiscal year 2020 and beyond.

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

New Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard.  The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on January 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on Company’s unaudited condensed financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning January 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of this new standard on Company’s unaudited condensed financial statements and related disclosures

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying statements of operations and cash flows.

Note 4 – Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Raw materials	$111,858	$101,102
Work-in-progress	8.925	6,776
Finished goods	49,248	57,866
Inventories	$170,031	$165,744

Note 5 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	123,902	179,677
Leasehold improvements	40,053	40,053
Machinery	420,000	420,000
Total	725,594	781,369
Less: accumulated depreciation and amortization	(277,913)	(445,369)
Property and equipment, net	$447,681	$336,000

Depreciation expense totaled $12,221 and $17,211 for the three months ended March 31, 2020 and 2019, respectively.

Note 6 – Debt

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have weighted average annual interest rates of 10% and 6% for the three months ended March 31, 2020 and 2019, respectively, are unsecured, and are due on demand or March 30, 2024. As of March 31, 2020 and December 31, 2019, the Company owed $1,500,000 to these third parties, among which, $20,000 are due on March 20, 2024.

Interest expense for the three months ended March 31, 2020 and 2019 for the above loans amounted to $37,198 and $1,423, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand or March 30, 2024. During the three months ended March 31, 2020 and 2019, additional advances totaled $10,000 and $0, respectively. As of March 31, 2020 and December 31, 2019, the Company owed $110,000 and $100,000 to these third parties, respectively, of which, $50,000 is due on March 20, 2024

Long term debt

In March 2020, the Company purchased and financed a vehicle with a six year loan for a total of approximately of $124,000. The Company traded in a fully depreciated vehicle and received a credit of $16,000. The monthly payments are $1,715 from March 2020 to February 2026, with interest at 4.56% per annum. As of March 31, 2020, $106,596 of loan payments remained outstanding, of which $16,066 are due within one year from March 31, 2020.

The obligation is payable as follows:

Twelve months ended March 31,	Amount
(Unaudited)
2021	$16,066
2022	16,813
2023	17,594
2024	18,411
2025	19,266
Thereafter	18,446
Total long-term debt payment	106,596
Current portion of long-term debt	(16,066)
Long term debt	$90,530

Interest expense for the three months ended March 31, 2020 for the above loan amounted to $409.

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

Interest expense for the three months ended March 31, 2020 and 2019 for the above loan amounted to $0 and $12,488.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the three months ended March 31, 2020 and 2019, advances totaled $8,953 and $84,616, respectively, and payments to Mr. Wang totaled $10,435 and $61,644, respectively. As of March 31, 2020 and December 31, 2019, the balance due to Mr. Wang, non-interest bearing, amounted to $2,436,573 and $2,438,055, respectively. This balance is unsecured and is due on demand.

In March 2019, the repayment terms related to $2,000,000 of the total balance was changed by Mr. Wang from due on demand to due on March 20, 2024.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured, and are due on March 20, 2024. As of March 31, 2020 and December 31, 2019, the Company owed $95,000 to such employee.

Advances from related parties, interest bearing

The Company borrowed $30,000 from a related party to fund operations in July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. The advance has an annual interest rate of 10%, is unsecured and is due on March 20, 2024. As of March 31, 2020 and December 31, 2019, the Company owed $30,000 to this related party.

Interest expense for the three months ended March 31, 2020 and 2019 for the above loans amounted to $748 and $740, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on March 20, 2024. As of March 31, 2020 and December 31, 2019, the Company owed $518,839 to these related parties.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(Unaudited)	(Unaudited)
Federal statutory rate	21.0%	21.0%
State statutory rate	7.0%	7.0%
Valuation allowance	(18.4)%	(4.2)%
Permanent difference *	(9.6)%	(23.8)%
Effective tax rate	0.0%	0.0%

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $8,732,000 for federal and state income taxes as of March 31, 2020. The cumulative net operating loss carry forward that may be applied against future taxable income is approximately $8,342,000 for federal and state as of December 31, 2019. Net operating loss for the years ended 2017 through 2019 will not expire but limited to 80% of income until utilized. Net operating loss for the years ended 2016 and prior will expire in the years 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
Allowance for doubtful accounts	$16,355	$11,476
Amortization of intangible assets	192,667	196,445
Net operating losses	2,233,153	2,125,102
Total deferred tax assets	2,442,175	2,333,023
Valuation allowance	(2,442,175)	(2,333,023)
Deferred tax assets, net	$-	$-

Changes in the value allowance for deferred tax assets increased by $109,152 from $2,333,023 at December 31, 2019 to $2,442,175 at March 31, 2020. During the three months ended March 31, 2020, the Company did not utilized any deferred tax assets from the prior period.

As of March 31, 2020, federal tax returns filed for 2017, 2018 and 2019 remain subject to examination by the taxing authorities. As of March 31, 2020, California tax returns filed for 2016, 2017, 2018 and 2019 remain subject to examination by the taxing authorities.

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

In January 2019, the Company entered an office lease agreement with a 5-year lease term starting in March 2019 and terminating in February 2024. The Company recognized lease liabilities of approximately $618,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 4.78%, which was determined using the Company’s estimated incremental borrowing rate. The remaining term of the lease is 3.92 years.

In March 2020, the Company entered another new office lease agreement with 3-year lease term starting in March 2020 and terminating in February 2023. The Company recognized lease liabilities of approximately $279,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which was determined using the Company’s incremental borrowing rate.

The Company also leases factory space on a month-to-month basis, which it classifies as an operating lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2020 and 2019, lease expenses amounted to $53,620 and $22,095, respectively, of which, $10,500 and $0 are short-term lease expenses, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended March 31,	Operating lease amount
(Unaudited)
2021	$205,338
2022	239,800
2023	235,654
2024	135,609
Total lease payments	816,401
Less: interest	(70,647)
Present value of lease liabilities	$745,754

Note 10 – Equity

Private placements

During the three months ended March 31, 2020, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 162,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per share for an aggregate offering price of $162,000. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended

As of March 31, 2020 and December 31, 2019, $1,110,695 and $1,140,695, respectively, were unpaid and recognized as stock subscription receivables in the accompanying statements of changes in shareholders’ deficit. During the three months ended March 31, 2020 and 2019, the Company received $50,000 and $62,500 of the stock subscription receivables, respectively.

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

Common stock issued for consulting services

On August 30, 2018, the Company entered into two advisory agreements with two advisors (the “Financial Advisors”), pursuant to which the Company engaged the Financial Advisors to provide certain financial advisory services for a service period of six months. As compensation for the services, the Company agreed to issue the Financial Advisors an aggregate of 67,916 shares of its common stock, par value $0.001. These shares are valued at $20,375, determined using the closing price of the Company’s common stock on August 30, 2018 of $0.30 per share. For the three months ended March 31, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0 and $6,792, respectively.

On January 23, 2019, the Company entered into a consulting agreement with Redfield Management Service limited for business, finance and investor relations services. The consultant is due a monthly consulting fee of $7,000 and 50,000 shares, to be paid every three months. The term of the agreement was for one year. The service agreement was terminated at the end of April 2019 and the Company issued a total of 200,000 shares of its common stock. For the three months ended March 31, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0 and $80,000, respectively.

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), pursuant to which GMU was to provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 1,000,000 shares of common stock of the Company (the “Share Payment”). Shares subject to the Share Payment were to be issued to GMU within 30 days after the agreement was signed. The term of the agreement was for one year but the cash consideration and payment obligation by the Company under this agreement was terminated in May 2019. For the three months ended March 31, 2020 and 2019, amortization of deferred compensation of these shares amounted to $125,000 and $25,000, respectively.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. Thirty percent of the RSUs vested on July 13, 2019, thirty percent of the RSUs will vest on July 13, 2020, and the remaining forty percent of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and are being amortized ratably over the term of the vesting periods of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three months ended March 31, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $63,650 and $62,951, respectively. Deferred stock compensation of $412,443 and $476,093 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of March 31, 2020 and December 31, 2019, respectively.

The following table summarizes unvested restricted common stock activity for the three months ended March 31, 2020 and for the year ended December 31, 2019:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2018	2,300,000	$0.37
Granted	-	-
Vested	690,000	-
Forfeited	-	-
Outstanding as of December 31, 2019	1,610,000	$0.37
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of March 31, 2020	1,610,000	$0.37

Note 11 – Subsequent Events

The Company evaluated all events and transactions that occurred after March 31, 2020 up through the date the Company issued these unaudited condensed financial statements on June 26, 2020.

Coronavirus (COVID-19)

Recently, a novel strain of coronavirus (COVID-19) surfaced and has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China, United States, and elsewhere around the world.

Substantially all of the Company’s revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak may materially adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to the material negative impact to the Company’s production and delivery, total revenues, slower collection of accounts receivables and additional allowance for doubtful accounts.

Although the impact of the COVID-19 lead the Company to the temporary closure of its offices from March 19, 2020 and June 8, 2020, the Company’s CEO has been working remotely from home and effectively using video/telephone conference to market its products and its OEM/packaging services. The Company had successfully signed an OEM contract with a customer in China in April 2020 and the Company is expecting to generate a significant amount of revenue from this customer in the last two quarters of 2020. In addition, considering the Company’s products are health supplements, it also expects growth in demand at a time when everyone’s health is at risk. The Company is hoping this translates into sustainable growth as the awareness of the importance of health expands.

Although the Company expects that its health supplement products and its OEM/packaging services will still be in demand due to awareness of the importance of health growing along with the realities of COVID-19, the global economy may be negatively affected by COVID-19 and there is continued uncertainty about the duration and intensity of the impact of COVID-19. Many of our customers are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to a pandemic outbreak and slowing macroeconomic conditions. If the SMEs cannot weather the COVID-19 pandemic and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, the Company’s revenues and business operations may be materially and adversely impacted.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact cannot be reasonably estimated at this time. The Company’s total revenues in April and May of 2020 were lower as compared to the same period of 2019, and there is no guarantee that its total revenues will grow or remain at a similar level year over year in the last two quarters of 2020, although the Company recently signed an OEM contract as mentioned above.

Paycheck Protection Program (“PPP”)

On April 17, 2020, the Company received loan proceeds in the amount of approximately $131,100 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance of $10,000 that the Company received on April 28, 2020. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period by more than 25%. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds of $121,100, net of EIDL advances, will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness after eight weeks after receipt of loan proceeds. There can be no assurance that the full amount of the loan will be forgiven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q and our financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rates; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2019 Form 10-K.

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

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller was one of our major suppliers during the year ended December 31, 2017. Upon purchasing these assets from the Seller, we started to manufacture some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplement manufacturing standards, including U.S. Food and Drug Administration and Good Manufacturing Practice compliance and Current Good Manufacturing Practice regulations. In addition to manufacturing the nutritional supplements that we sell, we produce hard capsules, tablets, solid beverages (sachet packaging), teabags, powder, granules, dietary supplements, softgel capsules and health foods from these assets for any potential new customers who need such products. These are the products that were added to our existing products, as a part of our OEM and packaging businesses.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China, which has spread rapidly to many parts of the world, including the United States. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of offices and facilities in China, the United States, and elsewhere around the world.

We have been following the orders of local government and health authorities to minimize exposure risk for its employees and business partners, including the closures of our offices and having employees work remotely. Substantially all of our workforce in California has been working from home either all or substantially all of the time, including our limited number of general administrative and accounting personnel since March 19, 2020. Our office is reopened on June 9, 2020 but some of our employees are still working from home, and our manufacturing facility in Nevada has partially suspended its operations since March 23, 2020 due to lack of raw materials.

In addition, substantially all of our revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect our business operations, financial condition and operating results for 2020, including but not limited to material negative impact to our production and delivery of our products, revenues and collection of accounts receivables and additional allowance for doubtful accounts. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

Principal Factors Affecting Our Financial Performance

We believe consumers have become more confident in ordering products like ours over the internet. However, the nutritional supplement and skin care products e-commerce markets have been, and continue to be, increasingly competitive and are rapidly evolving due to the reasons discussed below.

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

Our products are sensitive to business and personal discretionary spending levels, and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of downturn now due to COVID-19, and the future economic environment continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. The increase of trade tensions between US and China and the spread of COVID-19 have and might continue to have negative impacts on our business. The reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and results of operations.

Coronavirus (COVID-19)

Recently, there was an outbreak of a novel strain of coronavirus (COVID-19) in China, which has spread rapidly to many parts of the world, including the U.S. In March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S. The President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the Governor of California has issued a stay-at-home order, which took effect on March 19, 2020, and the Governor of Nevada has issued a stay-at-home order which took effect on April 1, 2020.

Our headquarters are located in California and have been closed since March 19, 2020 and just reopened on June 9, 2020 although some of our employees are still working from home. Our manufacturing facility is located in Nevada and has partially suspended its operations since March 23, 2020 due to lack of raw materials. Substantially all of our product sales revenues are generated in China and all of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations will be adversely, and may be materially, affected, to the extent that COVID-19 harms the Chinese and U.S. economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities in China and U.S. to contain COVID-19 or treat its impact, almost all of which are beyond our control.

Although the impact of the COVID-19 lead us to the temporary closure of our offices from March 19, 2020 and June 8, 2020, our CEO has been working remotely from home and effectively using video/telephone conference to market our products and our OEM/packaging services. We had successfully signed an OEM contract with a customer in China in April 2020 and we expected to generate a significant amount of revenue from this customer in the last two quarters of 2020. In addition, considering our products are health supplements, we also expect demand growth at a time when everyone’s health is at risk. This should translate into sustainable growth once awareness of the importance of health is created.

Although we expect that our health supplement products and our OEM/packaging services will still be in demand due to awareness of the importance of health growing along with the realities of COVID-19, the global economy may be negatively affected by COVID-19 and there is continued uncertainty about the duration and intensity of the impact of COVID-19. Many of our customers are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to a pandemic outbreak and slowing macroeconomic conditions. If the SMEs cannot weather the COVID-19 pandemic and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact cannot be reasonably estimated at this time. Our total revenues in April and May of 2020 were lower as compared to the same period of 2019, and there is no guarantee that its total revenues will grow or remain at a similar level year over year in the last two quarters of 2020, although we recently signed an OEM contract as mentioned above.

Looking ahead, we understand that these unprecedented times will bring financial impact to some of our customers, and potentially loss of customers. Our plan has been to promote the awareness of the importance of health and our health supplement products, which in term might be able to offset the loss of any of our existing customers while building sales with new customers.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	For the three months ended March 31,
				Percentage
	2020	2019	Change	Change
Total sales	$65,988	$148,377	$(82,389)	(55.5)%
Total cost of sales	47,689	40,361	7,328	18.2%
Gross profit	18,299	108,016	(89,717)	(83.1)%
Operating expenses
Selling	13,431	23,918	(10,487)	(43.8)%
General and administrative	383,608	390,421	(6,813)	(1.7)%
Stock compensation expense	188,650	174,742	13,908	8.0%
Gain on disposal of equipment	(16,000)	-	(16,000)	(100.0)%
Total operating expenses	569,689	589,081	(19,392)	(3.3)%
Loss from operations	(551,390)	(481,065)	(70,325)	(14.6)%
Other income (expense), net	(41,380)	258,941	(300,321)	(116.0)%
Net loss	$(592,770)	$(222,124)	$(370,646)	(166.9)%

Total sales decreased by approximately $82,000, or 55.5%, from approximately $148,000 in the three months ended March 31, 2019 to approximately $66,000 in the three months ended March 31, 2020. The decrease of sales was mainly due to the outbreak and economic impact of the coronavirus or COVID-19 in China, where the majority of our customers are located. The stay-at-home order which existed in China during the majority of the first quarter of 2020, resulted in less demand from our wholesale distributor in China.

The cost of sales increased by approximately $7,000, or 18.2%, from approximately $40,000 in the three months ended March 31, 2019 to approximately $47,000 in the three months ended March 31, 2020. The major reason for the increase was due to the increase of idle capacity of our factory as we were operating under capability due to less orders from our customers. We also partially suspended our factory operations in late March of 2020 due to the impact of the coronavirus and lack of raw materials.

Our overall gross margin percentage decreased from approximately 72.8% in the three months ended March 31, 2019 to approximately 27.7% in the three months ended March 31, 2020, mainly due to the decrease of sales in the three months ended March 31, 2020 as compared to the same period in 2019 while we were still incurring significant overhead cost in our factory which we operated under idle capacity.

Our product sales gross margin percentage decreased from approximately 89.4% in the three months ended March 31, 2019 to approximately 68.9% in the three months ended March 31, 2020. The major reason for the decrease of sales gross margin percentage was due to the increase of sales in our ReMage Power product that we introduced in December 2019 during the three months ended March 31, 2020 as compared to the same period in 2019. The ingredients that we used to manufacture our ReMage Power product are more expensive which result in a higher manufacturing unit cost and less gross margin percentage of 68.9% as compared to other products, such as Viwooba (1-3), Lady-S, Gold King, New Power and Tabiao with an average of 89.4% of gross margin percentage, that we sold during the three months ended March 31, 2019, which have a lower unit cost and higher gross margin percentage than ReMage Power.

Our OEM and packaging sales gross margin percentage increased from approximately 19.0% in the three months ended March 31, 2019 to approximately 60.8% in the three months ended March 31, 2020. For the three months ended March 31, 2020, we had incurred less manufacturing overhead costs for our OEM and packaging sales with fewer labor hours being allocated to such production due to the lesser degree of specified production procedures which required fewer labor hours as compared to the same period in 2019. As a result, our OEM and packaging sales gross margin percentage increased by 41.8% during the three months ended March 31, 2020 as compared to the same period in 2019.

Selling expenses decreased from approximately $24,000 in the three months ended March 31, 2019 to approximately $13,000 in the three months ended March 31, 2020. The decrease of approximately $11,000, or 43.8%, was mainly due to the decrease of approximately $7,200 of shipping expenses and the decrease of approximately $5,500 of marketing expenses.

General and administrative (“G&A”) expenses decreased by approximately $7,000 from approximately $390,000 in the three months ended March 31, 2019 to approximately $383,000 in the three months ended March 31, 2020. The decrease was mainly attributable to the decrease of approximately $31,000 of professional expenses, such as attorneys fees, auditor fees and consulting fees, and the decrease of approximately $1,100 of other miscellaneous G&A expenses, offset by the increase of approximately $25,000 of rent expense and the increase of approximately $17,000 of bad debt expense.

Stock compensation expenses increased by approximately $14,000 during the three months ended March 31, 2020 compared to the same period in 2019. Approximately $64,000 and $63,000, related to the amortization of the value of 2,300,000 shares of restricted common stock to three employees for the three months ended March 31, 2020 and 2019, respectively, which all have a vesting period of three years. In addition, in March 2019, we issued 1,000,000 shares of our common stock to an advisor to provide certain business and financial operation and planning consultation services, and amortized such cost, which was $125,000 and $25,000 during the three months ended March 31, 2020 and 2019, respectively. We also issued shares of our common stock to other financial advisors which resulted in $105,000 of stock compensation expense during the three months ended March 31, 2019.

During the three months ended March 31, 2020, we traded in one of our vehicles which resulted in a gain of $16,000.

Other income (expense) decreased by approximately $300,000 from approximately $259,000 in the three months ended March 31, 2019 to approximately ($41,000) of expense in the three months ended March 31, 2020, mainly due to the decrease of approximately $241,000 of gain on settlement of debt in which we issued stock with a fair value of approximately $763,000 in exchange for the settlement of debt of approximately $1.0 million during the three months ended March 31, 2019. We did not enter into such transactions during the same period in 2020.

Net loss increased by approximately $371,000 from approximately $222,000 in the three months ended March 31, 2019 to approximately $593,000 in the three months ended March 31, 2020, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2020, we had a cash balance of approximately $10,000, compared to a cash balance of approximately $9,000 at December 31, 2019.

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

Management has concluded under U.S. GAAP that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenue and negative working capital. If we are unable to generate significant revenue or secure financing, we may be required to cease or limit our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

For the three months ended March 31, 2020, cash used in operating activities amounted to approximately $187,000 as compared to approximately $357,000 used in operating activities in the same period in 2019. Cash used in operating activities for the three months ended March 31, 2020 was primarily the result of our $593,000 net loss, non-cash transaction of approximately $16,000 from gain on disposal of equipment, the increase of account receivable of approximately $12,000, and the payment of lease liabilities of approximately $65,000 as we paid for our lease obligations when they become dues. This amount was partially offset by the non-cash expense of approximately $189,000 in stock based compensation, approximately $12,000 of depreciation expenses, approximately $36,000 in amortization of operating leases right-of-use assets, approximately $17,000 of bad debt expense and the increase of accounts payable and accrued expenses of approximately $241,000 as we were behind on our payment schedule.

For the three months ended March 31, 2020, financing activities provided approximately $187,000 as compared to approximately $66,000 during the three months ended March 31, 2019. Net cash received in the three months ended March 31, 2020 includes approximately $180,000 from the issuance of common stock and collection of our stock subscription receivable, approximately $9,000 from a loan from our principal shareholder and Chief Executive and Financial Officer, and approximately $10,000 from a third party loan. These amounts were partially offset by our repayment to our principal shareholder and Chief Executive and Financial Officer of approximately $10,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31,2020 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2020, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	June 26, 2020	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer,	June 26, 2020
Principal Financial and
Principal Accounting Officer, Director

