Form 10-Q
period 2020-06-30
Merion, Inc.
filed 2020-08-13
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, there were 177,566,608 issued and outstanding shares of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	June 30,	Decemeber 31,
	2020	2019
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$11,095	$9,237
Accounts receivable, net	31,523	39,781
Inventories	150,914	165,744
Prepaid expenses	178,739	23,350
TOTAL CURRENT ASSETS	372,271	238,112

PROPERTY AND EQUIPMENT, net	432,019	336,000
OPERATING RIGHT-OF-USE ASSETS	715,311	522,884
DEPOSITS	15,410	15,410
TOTAL ASSETS	$1,535,011	$1,112,406

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,337,403	$1,208,257
Deferred revenue	503,729	6,693
Operating lease liabilities - current	189,773	113,857
Loan payable	121,100	-
Long term debt - current	16,250	-
Due to shareholder, non-interest bearing	439,024	438,055
Due to third parties, interest bearing	1,480,000	1,480,000
Due to third parties, non-interest bearing	60,000	50,000
TOTAL CURRENT LIABILITIES	4,147,279	3,296,862

NON-CURRENT LIABILITIES:
Operating lease liabilities - non-current	519,943	417,564
Long term debt	86,398	-
Loan payable	10,000	-
Due to shareholder, non-interest bearing	2,000,000	2,000,000
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	518,839	518,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	20,000	20,000
Due to third parties, non-interest bearing	50,000	50,000
TOTAL NON-CURRENT LIABILITIES	3,330,180	3,131,403

TOTAL LIABILITIES	7,477,459	6,428,265

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized,
177,566,608 and 177,404,608 shares issued and outstanding,
as of June 30, 2020 and December 31, 2019, respectively	177,566	177,404
Stock subscription receivable	(1,110,695)	(1,140,695)
Additional paid-in capital	19,334,233	19,184,395
Deferred stock compensation	(348,793)	(601,093)
Deficit	(23,994,759)	(22,935,870)
TOTAL SHAREHOLDERS' DEFICIT	(5,942,448)	(5,315,859)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,535,011	$1,112,406

The accompanying notes are an integral part of these unaudited condensed financial statements

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
SALES
Direct Sales	$8,777	$1,359,018	$29,754	$1,472,347
OEM and Packaging	20,347	118,631	65,358	153,679
TOTAL SALES	29,124	1,477,649	95,112	1,626,026

COST OF SALES
Direct Sales	8,521	32,570	15,051	44,552
OEM and Packaging	11,517	41,607	29,177	69,986
Idle Capacity	52,942	-	76,441	-
TOTAL COST OF SALES	72,980	74,177	120,669	114,538

GROSS PROFIT (LOSS)	(43,856)	1,403,472	(25,557)	1,511,488

OPERATING EXPENSES
Selling expenses	17,742	15,552	31,173	39,470
General and administrative expenses	309,188	352,239	692,796	742,660
Stock compensation expense	63,650	253,650	252,300	428,392
Gain on disposal of equipment	-	-	(16,000)	-
Total operating expenses	390,580	621,441	960,269	1,210,522

(LOSS) INCOME FROM OPERATIONS	(434,436)	782,031	(985,826)	300,966

OTHER (EXPENSE) INCOME, net
Other income	11,610	11,346	11,817	44,187
Finance expenses	(43,293)	(16,122)	(84,880)	(31,448)
Gain on debt settlement	-	-	-	241,426
Total other income (expense), net	(31,683)	(4,776)	(73,063)	254,165

(LOSS) INCOME BEFORE INCOME TAXES	(466,119)	777,255	(1,058,889)	555,131

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(466,119)	$777,255	$(1,058,889)	$555,131

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	177,566,608	177,251,571	177,547,678	176,158,993
Diluted	177,566,608	178,291,586	177,547,678	177,451,005

INCOME (LOSS) PER SHARE
Basic	$0.00	$0.00	$(0.01)	$0.00
Diluted	$0.00	$0.00	$(0.01)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Six Months Ended June 30, 2019
			Stock	Additional	Deferred
	Common Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2019	174,792,364	$174,792	$(1,200,000)	$17,573,900	$(738,185)	$(22,213,466)	$(6,402,959)
Net loss	-	-	-	-	-	(222,124)	(222,124)
Issuance of common stock for consulting services	1,150,000	1,150	-	1,078,850	(1,080,000)	-	-
Amortization of deferred stock compensation	-	-	-	-	174,742	-	174,742
Issuance of common stock for debt settlement	1,271,844	1,272	-	761,835	-	-	763,107
Collection of stock subscription	-	-	62,500	-	-	-	62,500
BALANCE, March 31, 2019 (Unaudited)	177,214,208	177,214	(1,137,500)	19,414,585	(1,643,443)	(22,435,590)	(5,624,734)
Net income	-	-	-	-	-	777,255	777,255
Issuance of common stock for consulting services	50,000	50	-	(50)	-	-	-
Cancellation of common stock for consulting services	-	-	-	(360,000)	360,000	-	-
Amortization of deferred stock compensation	-	-	-	-	253,650	-	253,650
Collection of stock subscription	-	-	26,805	-	-	-	26,805
BALANCE, June 30, 2019 (Unaudited)	177,264,208	$177,264	$(1,110,695)	$19,054,535	$(1,029,793)	$(21,658,335)	$(4,567,024)

	For the Six Months Ended June 30, 2020
			Stock	Additional	Deferred
	Common Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2020	177,404,608	$177,404	$(1,140,695)	$19,184,395	$(601,093)	$(22,935,870)	$(5,315,859)
Net loss	-	-	-	-	-	(592,770)	(592,770)
Amortization of deferred stock compensation	-	-	-	-	188,650	-	188,650
Issuance of common stock for cash and financing related services	162,000	162	(20,000)	149,838	-	-	130,000
Collection of stock subscription	-	-	50,000	-	-	-	50,000
BALANCE, March 31, 2020 (Unaudited)	177,566,608	177,566	(1,110,695)	19,334,233	(412,443)	(23,528,640)	(5,539,979)
Net loss	-	-	-	-	-	(466,119)	(466,119)
Amortization of deferred stock compensation	-	-	-	-	63,650	-	63,650
BALANCE, June 30, 2020 (Unaudited)	177,566,608	$177,566	$(1,110,695)	$19,334,233	$(348,793)	$(23,994,759)	$(5,942,448)

The accompanying notes are an integral part of these unaudited condensed financial statements

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,058,889)	$555,131
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,883	33,361
Gain on disposal of equipment	(16,000)	-
Stock compensation expense	252,300	428,392
Gain on debt settlement	-	(241,426)
Amortization of operating right-of-use assets	86,455	46,382
Bad debt expense	26,665	11,134
Changes in operating assets and liabilities
Accounts receivable	(18,407)	(59,875)
Inventories	14,830	(111,635)
Prepaid expenses	(155,389)	51,033
Deposits	-	(15,410)
Accounts payable and accrued expenses	129,147	329,334
Deferred revenue	497,036	(1,418,976)
Operating lease liabilities	(100,588)	(52,650)
Net Cash Used in Operating Activities	(314,957)	(445,205)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	180,000	89,305
Advances from shareholder, non-interest bearing	11,604	142,860
Repayment of shareholder loan, non-interest bearing	(10,635)	(62,048)
Repayment of advances from third parties, non-interest bearing	-	(19,666)
Advances from third parties, non-interest bearing	10,000	-
Proceeds from loan payable	131,100
Principal payments of long-term debt	(5,254)	-
Net Cash Provided by Financing Activities	316,815	150,451

Net Change in Cash	1,858	(294,754)

Cash, beginning of period	9,237	295,521

Cash, end of period	$11,095	$767

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$409	$-
Cash paid for income tax	$-	$-
	.
Non-cash Transactions of Investing and Financing Activities:
Stock issued for debt settlement	$-	$763,107
Stock issued on deferred stock compensation	$-	$720,000
Initial recognition of operating right-of-use assets and lease liabilities	$278,883	$618,226
Nonmonetary exchange of equipment and issuance of debt for equipment	$123,902	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment, the collectability of receivables and impairment on long-lived assets. The inputs into the Company’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Actual results could differ from those estimates.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
Accounts receivable	$99,199	$80,792
Allowance for doubtful accounts	(67,676)	(41,011)
Accounts receivable, net	$31,523	$39,781

Movement of the allowance for doubtful accounts is as follows:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(Unaudited)
Beginning balance	$41,011	$-
Provision for doubtful accounts	26,665	41,011
Less: write-offs	-	-
Ending balance	$67,676	$41,011

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials in our manufacturing facility. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. As of June 30, 2020 and December 31, 2019, there were no inventory obsolescence reserves or write-downs.

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

Operating Right-of-use Asset and Lease Liabilities

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

Impairment of Long-Lived Assets

Long-lived assets, including property, equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Management reviewed the potential impact of COVID-19 and the related disruptions on the Company’s operating results, and based upon potential orders believes that currently there was no impairment during the six months ended June 30, 2020.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $198 and $23,615 for the three months ended June 30, 2020 and 2019, respectively, and totaled $897 and $26,424 for the six months ended June 30, 2020 and 2019, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of June 30, 2020 and December 31, 2019 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of June 30, 2020 and December 31, 2019.

The majority of the Company’s product sales are generated from China and all of the Company’s OEM and packaging sales are generated from the United States. While all products are priced in U.S. currency, the Company accepts payments in both U.S. dollars and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $2,691 and $9,261 for the three months ended June 30, 2020 and 2019, respectively, and totaled $6,157 and $19,963 for the six months ended June 30, 2020 and 2019, respectively.

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

2,300,000 shares of restricted common stock are excluded in the diluted EPS calculation for the three and six months ended June 30, 2020, due to its anti-dilutive nature. There were no other potential dilutive securities outstanding for the three and six months ended June 30, 2020 and 2019.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had no uninsured balances as of June 30, 2020 and December 31, 2019.

Major Customers and Suppliers

For the three months ended June 30, 2020, three customers accounted for approximately 82% (61%, 11% and 10%) of the Company’s sales and for the three months ended June 30, 2019, no customer accounted for more than 10% of the Company’s sales.

For the six months ended June 30, 2020, three customers accounted for approximately 56% (20%, 19% and 17%) of the Company’s sales and for the six months ended June 30, 2019, no customer accounted for more than 10% of the Company’s sales.

As of June 30, 2020, two customers accounted for approximately 73% (55% and 18%) of the Company’s accounts receivable. As of December 31, 2019, three customers accounted for approximately 88% (67%, 11% and 10%) of the Company’s accounts receivable.

For the three months ended June 30, 2020, four suppliers accounted for 75% (27%, 22%, 14%, and 12%) of the Company’s product purchases and for the three months ended June 30, 2019, two suppliers accounted for approximately 81% (64% and 17%) of the Company’s product purchases.

For the six months ended June 30, 2020, four suppliers accounted for 74% (27%, 21%, 14%, and 12%) of the Company’s product purchases and for the six months ended June 30, 2019, four suppliers accounted for approximately 69% (23%, 19%, 17% and 10%) of the Company’s product purchases.

Risk and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its major customers are concentrated in China and United States, its business, results of operations, and financial condition could be materially adversely affected for the rest of fiscal year 2020 and beyond. Our total revenues in July of 2020 were lower as compared to the same period of 2019. Although the Company expects to generate $920,000 of revenues before the end of August for an OEM order that is currently in process, there is no guarantee that our total revenues will grow or remain at a similar level year over year for the remainder of 2020.

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

Note 4 – Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Raw materials	$99,260	$101,102
Work-in-progress	16,976	6,776
Finished goods	34,678	57,866
Inventories	$150,914	$165,744

Note 5 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	123,902	179,677
Leasehold improvements	40,053	40,053
Machinery	420,000	420,000
Total	725,594	781,369
Less: accumulated depreciation and amortization	(293,575)	(445,369)
Property and equipment, net	$432,019	$336,000

Depreciation expense totaled $15,662 and $16,150 for the three months ended June 30, 2020 and 2019, respectively.

Depreciation expense totaled $27,883 and $33,361 for the six months ended June 30, 2020 and 2019, respectively.

Note 6 – Debt

Loan payable - Paycheck Protection Program (“PPP”)

On April 17, 2020, the Company received loan proceeds in the amount of approximately $131,100 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any Economic Injury Disaster Loan (“EIDL”) advance of $10,000 that the Company received on April 28, 2020. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period by more than 25%. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds of $121,100, net of EIDL advances, will meet the conditions for forgiveness of the loan and interest and intends to file for loan forgiveness before the end of 2020. There can be no assurance that the full amount of the loan will be forgiven. The estimated unforgiven amount of $10,000 is expected to be due on April 16, 2022.

Interest expense for the three and six months ended June 30, 2020 amounted to $20.

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have weighted average annual interest rates of 10% and 6% for both the three and six months ended June 30, 2020 and 2019, respectively, are unsecured, and are due on demand or March 30, 2024. As of June 30, 2020 and December 31, 2019, the Company owed $1,500,000 to these third parties, among which, $20,000 are due on March 20, 2024.

Interest expense for the three months ended June 30, 2020 and 2019 for the above loans amounted to $37,198 and $299, respectively.

Interest expense for the six months ended June 30, 2020 and 2019 for the above loans amounted to $74,396 and $1,722, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand or March 30, 2024. As of June 30, 2020 and December 31, 2019, the Company owed $110,000 and $100,000 to these third parties, respectively, of which, $50,000 is due on March 20, 2024

Long term debt

In March 2020, the Company purchased and financed a vehicle with a six year loan for a total of approximately $124,000. The Company traded in a fully depreciated vehicle and received a credit of $16,000. The monthly payments are $1,715 from March 2020 to February 2026, with interest at 4.56% per annum. As of June 30, 2020, $102,648 of loan payments remained outstanding, of which $16,250 are due within one year from June 30, 2020.

The obligation is payable as follows:

Twelve months ended June 30,	Amount
(Unaudited)
2021	$16,250
2022	17,004
2023	17,795
2024	18,621
2025	19,487
Thereafter	13,491
Total long-term debt payment	102,648
Current portion of long-term debt	(16,250)
Long term debt	$86,398

Interest expense for the three months ended June 30, 2020 for the above loan amounted to $1,198.

Interest expense for the six months ended June 30, 2020 for the above loan amounted to $1,607.

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

Interest expense for the three months ended June 30, 2020 and 2019 for the above loan amounted to $0 and $12,487.

Interest expense for the six months ended June 30, 2020 and 2019 for the above loan amounted to $0 and $24,975.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the six months ended June 30, 2020 and 2019, advances totaled $11,604 and $142,860, respectively, and payments to Mr. Wang totaled $10,635 and $62,048, respectively. As of June 30, 2020 and December 31, 2019, the balance due to Mr. Wang, non-interest bearing, amounted to $2,439,024 and $2,438,055, respectively, of which, $2,000,000 is due on March 20, 2024. This balance is unsecured and is due on demand.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured, and are due on March 20, 2024. As of June 30, 2020 and December 31, 2019, the Company owed $95,000 to such employee.

Advances from related parties, interest bearing

The Company borrowed $30,000 from a related party to fund operations in July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. The advance has an annual interest rate of 10%, is unsecured and is due on March 20, 2024. As of June 30, 2020 and December 31, 2019, the Company owed $30,000 to this related party.

Interest expense for the three months ended June 30, 2020 and 2019 for the above loans amounted to $748 and $748, respectively.

Interest expense for the six months ended June 30, 2020 and 2019 for the above loans amounted to $1,496 and $1,488, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on March 20, 2024. As of June 30, 2020 and December 31, 2019, the Company owed $518,839 to these related parties.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Month Ended June 30, 2020	Six Months Ended June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State statutory rate	7.0%	7.0%	7.0%	7.0%
Valuation allowance	(24.0)%	(37.7)%	(20.9)%	(51.0)%
Permanent difference *	(4.0)%	9.7%	(7.1)%	23.0%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $9.1 million for federal and state income taxes as of June 30, 2020. The cumulative net operating loss carry forward that may be applied against future taxable income is approximately $8.3 million for federal and state as of December 31, 2019. Net operating loss for the years ended 2017 through 2019 will not expire but limited to 80% of income until utilized. Net operating loss for the years ended 2016 and prior will expire in the years 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
Allowance for doubtful accounts	$18,938	$11,476
Amortization of intangible assets	188,889	196,445
Net operating losses	2,345,956	2,125,102
Total deferred tax assets	2,553,783	2,333,023
Valuation allowance	(2,553,783)	(2,333,023)
Deferred tax assets, net	$-	$-

Changes in the value allowance for deferred tax assets increased by $220,760 from $2,333,023 at December 31, 2019 to $2,553,783 at June 30, 2020. During the six months ended June 30, 2020, the Company did not utilized any deferred tax assets from the prior period.

As of June 30, 2020, federal tax returns filed for 2017, 2018 and 2019 remain subject to examination by the taxing authorities. As of June 30, 2020, California tax returns filed for 2016, 2017, 2018 and 2019 remain subject to examination by the taxing authorities

Note 9 – Commitments and Contingencies

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

In January 2019, the Company entered an office lease agreement with a 5-year lease term starting in March 2019 and ending in February 2024. The Company recognized lease liabilities of approximately $618,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 4.78%, which was determined using the Company’s estimated incremental borrowing rate. The remaining term of the lease is 3.67 years.

In March 2020, the Company entered another new office lease agreement with 3-year lease term starting in March 2020 and ending in February 2023. The Company recognized lease liabilities of approximately $279,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which was determined using the Company’s incremental borrowing rate. The remaining term of the lease is 2.67 years

The Company also leases factory space on a month-to-month basis, which it classifies as an operating lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended June 30, 2020 and 2019, lease expenses amounted to $70,286 and $45,287, respectively, of which, $10,500 and $10,500 are short-term lease expenses, respectively.

For the six months ended June 30, 2020 and 2019, lease expenses amounted to $123,906 and $67,382, respectively, of which, $21,000 and $21,000 are short-term lease expenses, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended June 30,	Operating lease amount
(Unaudited)
2021	$220,073
2022	240,844
2023	211,731
2024	98,624
Total lease payments	771,272
Less: interest	(61,556)
Present value of lease liabilities	$709,716

Contingencies

Coronavirus (COVID-19)

In January 2020, there was an outbreak of a novel strain of coronavirus (COVID-19) which has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China, United States, and elsewhere around the world.

Substantially all of the Company’s revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to the material negative impact to the Company’s production and delivery, total revenues, slower collection of accounts receivables and additional allowance for doubtful accounts.

The impact of COVID-19 led the Company to the second temporary closure of its offices beginning from July 16, 2020 and the Company has implemented work-from-home policy. Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact cannot be reasonably estimated at this time. Our total revenues in July of 2020 were lower as compared to the same period of 2019. Although the Company expects to generate $920,000 of revenue before the end of August for an OEM order that is currently in process, there is no guarantee that its total revenues will grow or remain at a similar level year over year for the remainder of 2020.

Note 10 – Equity

Private placements

During the six months ended June 30, 2020, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 162,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per share for an aggregate offering price of $162,000. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended

As of June 30, 2020 and December 31, 2019, $1,110,695 and $1,140,695, respectively, were unpaid and recognized as stock subscription receivables in the accompanying statements of changes in shareholders’ deficit. During the six months ended June 30, 2020 and 2019, the Company received $50,000 and $89,305 of the stock subscription receivables, respectively.

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

Common stock issued for consulting services

On August 30, 2018, the Company entered into two advisory agreements with two advisors (the “Financial Advisors”), pursuant to which the Company engaged the Financial Advisors to provide certain financial advisory services for a service period of six months. As compensation for the services, the Company agreed to issue the Financial Advisors an aggregate of 67,916 shares of its common stock, par value $0.001. These shares are valued at $20,375, determined using the closing price of the Company’s common stock on August 30, 2018 of $0.30 per share. For the three months ended June 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0 and $0, respectively. For the six months ended June 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0 and $6,792, respectively.

On January 23, 2019, the Company entered into a consulting agreement with Redfield Management Service limited for business, finance and investor relations services. The consultant is due a monthly consulting fee of $7,000 and 50,000 shares, to be paid every three months. The term of the agreement was for one year. The service agreement was terminated at the end of April 2019 and the Company issued a total of 200,000 shares of its common stock. For the three months ended June 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0 and $40,000, respectively. For the six months ended June 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0 and $120,000, respectively.

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), pursuant to which GMU was to provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 1,000,000 shares of common stock of the Company (the “Share Payment”). Shares subject to the Share Payment were to be issued to GMU within 30 days after the agreement was signed. The term of the agreement was for one year but the cash consideration and payment obligation by the Company under this agreement was terminated in May 2019. For the three months ended June 30, 2020 and 2019, amortization of deferred compensation of these shares amounted to $0 and $150,000, respectively. For the six months ended June 30, 2020 and 2019, amortization of deferred compensation of these shares amounted to $125,000 and $175,000, respectively.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. Thirty percent of the RSUs vested on July 13, 2019, thirty percent of the RSUs will vest on July 13, 2020, and the remaining forty percent of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and are being amortized ratably over the term of the vesting periods of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three months ended June 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $63,650 and $63,650, respectively. For the six months ended June 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $127,300 and $126,601, respectively. Deferred stock compensation of $348,793 and $476,093 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of June 30, 2020 and December 31, 2019, respectively.

The following table summarizes unvested restricted common stock activity for the six months ended June 30, 2020 and for the year ended December 31, 2019:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2018	2,300,000	$0.37
Granted	-	-
Vested	690,000	-
Forfeited	-	-
Outstanding as of December 31, 2019	1,610,000	$0.37
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of June 30, 2020	1,610,000	$0.37

Note 11 – Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2020 up through the date the Company issued these unaudited condensed financial statements on August 13, 2020.

Small Business Administration (“SBA”)

On July 17, 2020, the Company received a loan in the amount of $150,000 from the SBA EIDL program administered by the SBA pursuant to the CARES Act. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by the disaster occurring in the month of January 2020 and continuing thereafter. The SBA loans are scheduled to mature on July 17, 2050 and have a 3.75% interest rate and are subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable including principal and interest, of $731 commences on July 17, 2021, to be payable in 30 years from the date of July 17, 2020.

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

We have been following the orders of local government and health authorities to minimize exposure risk for its employees and business partners, including the closures of our offices and having employees work remotely. Substantially all of our workforce in California has been working from home either all or substantially all of the time, from March, 2020 to June, 2020. Our offices in California have been closed since July 16, 2020 due to the surge of new COVID-19 cases, all of our workforce in California are working from home since July 16, 2020. Our manufacturing facility in Nevada is operating normally.

In addition, substantially all of our revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect our business operations, financial condition and operating results for the remaining of 2020, including but not limited to material negative impact to our production and delivery of our products, revenues and collection of accounts receivables and additional allowance for doubtful accounts. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

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

Coronavirus (COVID-19)

Recently, there was an outbreak of a novel strain of coronavirus (COVID-19) in China, which has spread rapidly to many parts of the world, including the U.S. In March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S. The President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. The economic impact of the coronavirus or COVID-19 in both China and the U.S have significantly impacted our business and resulting in lesser demand from our customers.

Our headquarters are located in California and were closed from March 19, 2020 to June 9, 2020. Due to the recent surge of new Covid-19 cases in California, our offices have been closed again since July 16, 2020 and our employees have been working remotely from home. Our manufacturing facility is located in Nevada and was partially suspended its operations from March 23, 2020 to April 1, 2020 due to lack of raw materials and currently it is operating normally. Substantially all of our product sales revenues are generated in China and all of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations have been and will continue be materially adversely affected, to the extent that COVID-19 harms the Chinese and U.S. economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities in China and U.S. to contain COVID-19 or treat its impact, almost all of which are beyond our control.

Although we expect that our health supplement products and our OEM/packaging services will still be in demand due to awareness of the importance of health growing along with the realities of COVID-19, the global economy has been and may continue to be negatively affected by COVID-19 and there is continued uncertainty about the duration and intensity of the impact of COVID-19. Many of our customers are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to a pandemic outbreak and slowing macroeconomic conditions. If the SMEs cannot weather the COVID-19 pandemic and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could negatively affect the Company’s liquidity.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact cannot be reasonably estimated at this time. Our total revenues in July of 2020 were lower as compared to the same period of 2019. Although we expects to generate $920,000 of revenues before the end of August for an OEM order that is currently in process, there is no guarantee that our total revenues will grow or remain at a similar level year over year for the remainder of 2020.

Looking ahead, we understand that these unprecedented times will bring financial impact to some of our customers, and potentially the loss of customers. Our plan has been to promote the awareness of the importance of health and our health supplement products, which in term might be able to offset the loss of any of our existing customers while building sales with new customers.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

	For the three months ended June 30,
				Percentage
	2020	2019	Change	Change
Total sales	$29,124	$1,477,649	$(1,448,525)	(98.0)%
Total cost of sales	72,980	74,177	(1,197)	(1.6)%
Gross profit	(43,856)	1,403,472	(1,447,328)	(103.1)%
Operating expenses
Selling	17,742	15,552	2,190	14.1%
General and administrative	309,188	352,239	(43,051)	(12.2)%
Stock compensation expense	63,650	253,650	(190,000)	(74.9)%
Total operating expenses	390,580	621,441	(230,861)	(37.1)%
(Loss) income from operations	(434,436)	782,031	(1,216,467)	(155.6)%
Other expense, net	(31,683)	(4,776)	26,907	563.4%
Net (loss) income	$(466,119)	$777,255	$(1,243,374)	(160.0)%

Total sales decreased by approximately $1,449,000, or 98.0%, from approximately $1,478,000 in the three months ended June 30, 2019 to approximately $29,000 in the three months ended June 30, 2020. The decrease of sales was mainly due to lesser demand from our customers resulting from the economic impact of the coronavirus or COVID-19 in both China and the U.S. In May 2020, the Company entered in an OEM order and expects to generate $920,000 of revenue before the end of August when this OEM order is completed and delivered.

The cost of sales decreased by approximately $1,000, or 1.6%, from approximately $74,000 in the three months ended June 30, 2019 to approximately $73,000 in the three months ended June 30, 2020. The decrease of cost of sales was in line with the decrease of sales for the three months ended June 30, 2020 as compared to the same period in 2019 due to decrease in both sales of our own products and OEM and packing revenues. The decrease of cost of sales was offset by the increase of idle capacity costs as we were operating under capability during the three months ended June 30, 2020, which were due to the effect of COVID-19 pandemic.

Our overall gross margin (loss) percentage decreased from approximately 95.0% in the three months ended June 30, 2019 to approximately (150.6)% in the three months ended June 30, 2020, mainly due to the decrease of sales in the three months ended June 30, 2020 as compared to the same period in 2019 while we were still incurring significant overhead cost in our factory which we operated under idle capacity. The decrease in overall gross margin percentage also due to our periodic inventory count to account for inventory loss on our raw materials.

Our product sales gross margin percentage decreased from approximately 97.6% in the three months ended June 30, 2019 to approximately 2.9% in the three months ended June 30, 2020. The major reason for the decrease of sales gross margin percentage was due to the combination of reduced sales and our periodic inventory count to account for inventory loss on our raw materials during the three months ended June 30, 2020. During the three months ended June 30, 2019, we were operating actively and we generated a very high gross margin from sales of our own products.

Our OEM and packaging sales gross margin percentage decreased from approximately 64.9% in the three months ended June 30, 2019 to approximately 43.4% in the three months ended June 30, 2020. For the three months ended June 30, 2020, we had incurred more manufacturing overhead costs for our OEM and packaging sales with more labor hours being allocated to such production due to the more specified production procedures which required more labor hours as compared to the same period in 2019. As a result, our OEM and packaging sales gross margin percentage decreased by 21.5% during the three months ended June 30, 2020 as compared to the same period in 2019.

Selling expenses increased from approximately $16,000 in the three months ended June 30, 2019 to approximately $18,000 in the three months ended June 30, 2020. The increase of approximately $2,000, or 14.1%, was mainly due to the increase of approximately $9,000 of marketing, advertising and promotion expenses and offset by the decrease of approximately $7,000 of shipping expenses.

General and administrative (“G&A”) expenses decreased by approximately $43,000 from approximately $352,000 in the three months ended June 30, 2019 to approximately $309,000 in the three months ended June 30, 2020. The decrease was mainly attributable to the decrease of approximately $45,000 of payroll and benefit expenses, the decrease of approximately $18,000 of professional expenses, such as attorneys fees, auditor fees and consulting fees, and the decrease of approximately $5,000 of other miscellaneous G&A expenses, offset by the increase of approximately $25,000 of rent expense.

Stock compensation expenses decreased by approximately $190,000 during the three months ended June 30, 2020 compared to the same period in 2019. In March 2019, we issued 1,000,000 shares of our common stock to an advisor to provide certain business and financial operation and planning consultation services, and with amortization expenses of approximately $190,000, and such services were completed in March 2020 and we no longer incurred such costs in the three months ended June 30, 2020. Approximately $64,000 and $64,000, related to the amortization of the value of 2,300,000 shares of restricted common stock to three employees for the three months ended June 30, 2020 and 2019, respectively, which all have a vesting period of three years.

Other expense increased by approximately $27,000 from approximately $5,000 in the three months ended June 30, 2019 to approximately $32,000 in the three months ended June 30, 2020, mainly due to the increase of interest expenses of approximately $27,000 incurred from the third party interest bearing loans that we obtained in August and September of 2019.

Net (loss) income decreased by approximately $1.2 million from approximately $777,000 of net income in the three months ended June 30, 2019 to approximately $466,000 of net loss in the three months ended June 30, 2020, mainly due to the reasons discussed above.

Comparison of the six months ended June 30, 2020 and 2019

	For the six months ended June 30,
				Percentage
	2020	2019	Change	Change
Total sales	$95,112	$1,626,026	$(1,530,914)	(94.2)%
Total cost of sales	120,669	114,538	6,131	5.4%
Gross profit	(25,557)	1,511,488	(1,537,045)	(101.7)%
Operating expenses
Selling	31,173	39,470	(8,297)	(21.0)%
General and administrative	692,796	742,660	(49,864)	(6.7)%
Stock compensation expense	252,300	428,392	(176,092)	(41.1)%
Gain on disposal of equipment	(16,000)	-	(16,000)	(100.0)%
Total operating expenses	960,269	1,210,522	(250,253)	(20.7)%
(Loss) income from operations	(985,826)	300,966	(1,286,792)	(427.6)%
Other (expense) income, net	(73,063)	254,165	(327,228)	(128.7)%
Net (loss) income	$(1,058,889)	$555,131	$(1,614,020)	(290.7)%

Total sales decreased by approximately $1,531,000, or 94.2%, from approximately $1,626,000 in the six months ended June 30, 2019 to approximately $95,000 in the six months ended June 30, 2020. The decrease of sales was mainly due to lesser demand from our customers resulting from the economic impact of the coronavirus or COVID-19 in both China and the U.S. In May 2020, the Company entered in an OEM order and expects to generate $920,000 of revenue before the end of August when this OEM order is completed and delivered.

The cost of sales increased by approximately $6,000, or 5.4%, from approximately $115,000 in the six months ended June 30, 2019 to approximately $121,000 in the six months ended June 30, 2020. The major reason for the increase was due to the increase of idle capacity costs as we were operating under capability during the six months ended June 30, 2020, which were due to the effect of COVID-19 pandemic.

Our overall gross margin (loss) percentage decreased from approximately 93.0% in the six months ended June 30, 2019 to approximately (26.9)% in the six months ended June 30, 2020, mainly due to the decrease of sales in the six months ended June 30, 2020 as compared to the same period in 2019 while we were still incurring significant overhead cost in our factory which we operated under idle capacity. The decrease in overall gross margin percentage also due to our periodic inventory count to account for inventory loss on our raw materials.

Our product sales gross margin percentage decreased from approximately 97.0% in the six months ended June 30, 2019 to approximately 49.4% in the six months ended June 30, 2020. The major reason for the decrease of sales gross margin percentage was due to the increase of sales in our ReMage Power product that we introduced in December 2019 during the six months ended June 30, 2020 as compared to the same period in 2019. The ingredients that we used to manufacture our ReMage Power product are more expensive which result in a higher manufacturing unit cost and less gross margin percentage of 49.4% as compared to other products, such as OPC, Cell Power, Viwooba (1-3), Lady-S, Gold King, New Power and Tabiao with an average of 97.0% of gross margin percentage, that we sold during the six months ended June 30, 2019, which have a lower unit cost and higher gross margin percentage than ReMage Power. In addition, the decrease of sales gross margin percentage of product sales was also due to our periodic inventory count to account for inventory loss on our raw materials during the six months ended June 30, 2020 as compared to the same period in 2019.

Our OEM and packaging sales gross margin percentage increased from approximately 54.5% in the six months ended June 30, 2019 to approximately 55.4% in the six months ended June 30, 2020. For the six months ended June 30, 2020, we had incurred less manufacturing overhead costs for our OEM and packaging sales with fewer labor hours being allocated to such production due to the lesser degree of specified production procedures which required fewer labor hours as compared to the same period in 2019. As a result, our OEM and packaging sales gross margin percentage increased by 0.9% during the six months ended June 30, 2020 as compared to the same period in 2019.

Selling expenses decreased from approximately $39,000 in the six months ended June 30, 2019 to approximately $31,000 in the six months ended June 30, 2020. The decrease of approximately $8,000, or 21.0%, was mainly due to the decrease of approximately $14,000 of shipping expenses offset by the increase of approximately $5,000 marketing, advertising and promotion expenses.

General and administrative (“G&A”) expenses decreased by approximately $50,000 from approximately $743,000 in the six months ended June 30, 2019 to approximately $693,000 in the six months ended June 30, 2020. The decrease was mainly attributable to the decrease of approximately $49,000 of professional expenses, such as attorneys fees, auditor fees and consulting fees, the decrease of approximately $30,000 of payroll and benefit expenses, the decease of office and computer expenses of approximately $10,000 and the decrease of approximately $26,000 of other miscellaneous G&A expenses, offset by the increase of approximately $50,000 of rent expense and the increase of approximately $16,000 of bad debt expense.

Stock compensation expenses decreased by approximately $176,000 during the six months ended June 30, 2020 compared to the same period in 2019. In March 2019, we issued 1,000,000 shares of our common stock to an advisor to provide certain business and financial operation and planning consultation services, and amortized such cost, which was $125,000 and $295,000 during the six months ended June 30, 2020 and 2019, respectively. We also issued shares of our common stock to other financial advisors which resulted in $7,000 of stock compensation expense during the six months ended June 30, 2019. Approximately $127,000 and $126,000, related to the amortization of the value of 2,300,000 shares of restricted common stock to three employees for the six months ended June 30, 2020 and 2019, respectively, which all have a vesting period of three years.

During the six months ended June 30, 2020, we traded in one of our vehicles which resulted in a gain of $16,000.

Other income decreased by approximately $327,000 from approximately $254,000 of other income in the six months ended June 30, 2019 to approximately $73,000 of other expense in the six months ended June 30, 2020, mainly due to the decrease of approximately $241,000 of gain on settlement of debt in which we issued stock with a fair value of approximately $763,000 in exchange for the settlement of debt of approximately $1.0 million during the six months ended June 30, 2019. We did not enter into such transactions during the same period in 2020. The decrease of other income was also due to the increase of interest expenses of approximately $53,000 incurred from the third party interest bearing loans that we obtained in August and September of 2019.

Net (loss) income decreased by approximately $1.6 million from approximately $555,000 net income in the six months ended June 30, 2019 to approximately $1.1 million net loss in the six months ended June 30, 2020, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2020, we had a cash balance of approximately $11,000, compared to a cash balance of approximately $9,000 at December 31, 2019.

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

For the six months ended June 30, 2020, cash used in operating activities amounted to approximately $315,000 as compared to approximately $445,000 used in operating activities in the same period in 2019. Cash used in operating activities for the six months ended June 30, 2020 was primarily the result of our $1.1 million net loss, non-cash transaction of approximately $16,000 from gain on disposal of equipment, the increase of account receivable of approximately $18,000, the increase of prepaid expense of approximately $155,000, and the payment of lease liabilities of approximately $101,000 as we paid for our lease obligations when they become due. This amount was partially offset by the non-cash expense of approximately $252,000 in stock based compensation, approximately $28,000 of depreciation expense, approximately $86,000 in amortization of operating leases right-of-use assets, approximately $27,000 of bad debt expense, the decrease of inventories of approximately $15,000, the increase of accounts payable and accrued expenses of approximately $129,000 as we were behind on our payment schedule, the decrease of inventories of approximately $15,000 and increase of deferred revenue of approximately $497,000.

For the six months ended June 30, 2020, financing activities provided approximately $317,000 as compared to approximately $150,000 during the six months ended June 30, 2019. Net cash received in the six months ended June 30, 2020 includes approximately $180,000 from the issuance of common stock and collection of our stock subscription receivable, approximately $12,000 from a loan from our principal shareholder and Chief Executive and Financial Officer, approximately $10,000 from a third party loan, and approximately $131,000 from a SBA loan that we are expected to have a forgiveness of approximately $121,000. These amounts were partially offset by our repayment to our principal shareholder and Chief Executive and Financial Officer of approximately $11,000 and principal payments of our long-term debt of approximately $5,300.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30,2020 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2020, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

___________

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	August 13, 2020	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer,	August 13, 2020
Principal Financial and
Principal Accounting Officer, Director

