Form 10-Q
period 2020-09-30
Merion, Inc.
filed 2020-11-12
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, there were 179,116,608 issued and outstanding shares of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	September 30	Decemeber 31
	2020	2019
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$69,191	$9,237
Accounts receivable, net	14,843	39,781
Inventories	142,965	165,744
Prepaid expenses	216,184	23,350
TOTAL CURRENT ASSETS	443,183	238,112

PROPERTY AND EQUIPMENT, net	416,356	336,000
OPERATING RIGHT-OF-USE ASSETS	664,017	522,884
DEPOSITS	15,410	15,410
TOTAL ASSETS	$1,538,966	$1,112,406

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,182,684	$1,208,257
Deferred revenue	503,729	6,693
Operating lease liabilities - current	218,275	113,857
Loan payable	122,922	-
Long term debt - current	16,435	-
Due to shareholder, non-interest bearing	221,665	438,055
Due to third parties, interest bearing	1,480,000	1,480,000
Due to third parties, non-interest bearing	50,000	50,000
TOTAL CURRENT LIABILITIES	3,795,710	3,296,862

NON-CURRENT LIABILITIES:
Operating lease liabilities - non-current	466,087	417,564
Long term debt	82,219	-
Loan payable	158,178	-
Due to shareholder, non-interest bearing	2,000,000	2,000,000
Advances from related parties, interest bearing	30,000	30,000
Advances from related parties, non-interest bearing	518,839	518,839
Due to employee	95,000	95,000
Due to third parties, interest bearing	20,000	20,000
Due to third parties, non-interest bearing	50,000	50,000
TOTAL NON-CURRENT LIABILITIES	3,420,323	3,131,403

TOTAL LIABILITIES	7,216,033	6,428,265

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized, 178,816,608 and 177,404,608 shares issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively	178,816	177,404
Stock subscription receivable	(1,735,695)	(1,140,695)
Additional paid-in capital	20,582,983	19,184,395
Deferred stock compensation	(265,791)	(601,093)
Deficit	(24,437,380)	(22,935,870)
TOTAL SHAREHOLDERS' DEFICIT	(5,677,067)	(5,315,859)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,538,966	$1,112,406

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
SALES
Direct Sales	$8,870	$21,770	$38,624	$1,494,117
OEM and Packaging	32,827	76,041	98,185	229,720
TOTAL SALES	41,697	97,811	136,809	1,723,837

COST OF SALES
Direct Sales	8,126	8,309	23,177	52,861
OEM and Packaging	28,047	36,289	57,224	106,275
Idle Capacity	20,483	4,349	96,924	4,349
TOTAL COST OF SALES	56,656	48,947	177,325	163,485

GROSS (LOSS) PROFIT	(14,959)	48,864	(40,516)	1,560,352

OPERATING EXPENSES
Selling expenses	10,456	18,531	41,629	58,001
General and administrative expenses	300,470	350,301	993,266	1,092,961
Stock compensation expense	83,002	214,350	335,302	642,742
Gain on disposal of equipment	-	-	(16,000)	-
Total operating expenses	393,928	583,182	1,354,197	1,793,704

LOSS FROM OPERATIONS	(408,887)	(534,318)	(1,394,713)	(233,352)

OTHER INCOME (EXPENSE), net
Other income	8,171	1,035	19,988	45,222
Finance expenses	(41,905)	(22,791)	(126,785)	(54,239)
Gain on debt settlement	-	-	-	241,426
Total other income (expense), net	(33,734)	(21,756)	(106,797)	232,409

LOSS BEFORE INCOME TAXES	(442,621)	(556,074)	(1,501,510)	(943)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(442,621)	$(556,074)	$(1,501,510)	$(943)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	177,854,651	177,264,208	177,650,750	176,531,447
Diluted	177,854,651	177,264,208	177,650,750	176,531,447

INCOME (LOSS) PER SHARE
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Nine Months Ended September 30, 2019
	Common Stock		Stock	Additional	Deferred
			Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2019	174,792,364	$174,792	$(1,200,000)	$17,573,900	$(738,185)	$(22,213,466)	$(6,402,959)
Net loss	-	-	-	-	-	(222,124)	(222,124)
Issuance of common stock for consulting services	1,150,000	1,150	-	1,078,850	(1,080,000)	-	-
Amortization of deferred stock compensation	-	-	-	-	174,742	-	174,742
Issuance of common stock for debt settlement	1,271,844	1,272	-	761,835	-	-	763,107
Collection of stock subscription	-	-	62,500	-	-	-	62,500
BALANCE, March 31, 2019 (Unaudited)	177,214,208	177,214	(1,137,500)	19,414,585	(1,643,443)	(22,435,590)	(5,624,734)
Net income	-	-	-	-	-	777,255	777,255
Issuance of common stock for consulting services	50,000	50	-	(50)	-	-	-
Cancellation of common stock for consulting services	-	-	-	(360,000)	360,000	-	-
Amortization of deferred stock compensation	-	-	-	-	253,650	-	253,650
Collection of stock subscription	-	-	26,805	-	-	-	26,805
BALANCE, June 30, 2019 (Unaudited)	177,264,208	177,264	(1,110,695)	19,054,535	(1,029,793)	(21,658,335)	(4,567,024)
Net loss	-	-	-	-	-	(556,074)	(556,074)
Amortization of deferred stock compensation	-	-	-	-	214,350	-	214,350
BALANCE, September 30, 2019 (Unaudited)	177,264,208	$177,264	$(1,110,695)	$19,054,535	$(815,443)	$(22,214,409)	$(4,908,748)

	For the Nine Months Ended September 30, 2020
	Common Stock		Stock	Additional	Deferred
			Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2020	177,404,608	$177,404	$(1,140,695)	$19,184,395	$(601,093)	$(22,935,870)	$(5,315,859)
Net loss	-	-	-	-	-	(592,770)	(592,770)
Amortization of deferred stock compensation	-	-	-	-	188,650	-	188,650
Issuance of common stock	150,000	150	(20,000)	149,850	-	-	130,000
Issuance of common stock for financing related services	12,000	12	-	(12)	-	-	-
Collection of stock subscription	-	-	50,000	-	-	-	50,000
BALANCE, March 31, 2020 (Unaudited)	177,566,608	177,566	(1,110,695)	19,334,233	(412,443)	(23,528,640)	(5,539,979)
Net loss	-	-	-	-	-	(466,119)	(466,119)
Amortization of deferred stock compensation	-	-	-	-	63,650	-	63,650
BALANCE, June 30, 2020 (Unaudited)	177,566,608	177,566	(1,110,695)	19,334,233	(348,793)	(23,994,759)	(5,942,448)
Net income	-	-	-	-	-	(442,621)	(442,621)
Amortization of deferred stock compensation	-	-	-	-	83,002	-	83,002
Issuance of common stock	1,250,000	1,250	(625,000)	1,248,750	-	-	625,000
BALANCE, September 30, 2020 (Unaudited)	178,816,608	$178,816	$(1,735,695)	$20,582,983	$(265,791)	$(24,437,380)	$(5,677,067)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,501,510)	$(943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,546	44,124
Gain on disposal of equipment	(16,000)	-
Stock compensation expense	335,302	642,742
Gain on debt settlement	-	(241,426)
Amortization of operating right-of-use assets	137,750	67,116
Bad debt expense	29,579	24,308
Changes in operating assets and liabilities
Accounts receivable	(4,641)	(64,854)
Inventories	22,779	(115,897)
Prepaid expenses	(192,834)	33,836
Deposits	-	(15,410)
Accounts payable and accrued expenses	(25,573)	55,548
Deferred revenue	497,036	(1,418,307)
Operating lease liabilities	(125,942)	(71,460)
Net Cash Used in Operating Activities	(800,508)	(1,060,623)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	805,000	89,305
Advances from shareholder, non-interest bearing	22,726	193,272
Repayment of shareholder loan, non-interest bearing	(239,116)	(283,075)
Advances from third parties, interest bearing	-	1,480,000
Advances from third parties, non-interest bearing	10,000	50,000
Repayment of advances from third parties, non-interest bearing	(10,000)	(19,666)
Proceeds from loan payable	281,100	-
Principal payments of long-term debt	(9,248)	-
Net Cash Provided by Financing Activities	860,462	1,509,836

Net Change in Cash	59,954	449,213

Cash, beginning of period	9,237	295,521

Cash, end of period	$69,191	$744,734

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,759	$-
Cash paid for income tax	$-	$-
	.
Non-cash Transactions of Investing and Financing Activities:
Stock issued for debt settlement	$-	$763,107
Stock issued on deferred stock compensation	$-	$720,000
Initial recognition of operating right-of-use assets and lease liabilities	$278,883	$618,226
Nonmonetary exchange of equipment and issuance of debt for equipment	$123,902	$-

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)
Accounts receivable	$85,433	$80,792
Allowance for doubtful accounts	(70,590)	(41,011)
Accounts receivable, net	$14,843	$39,781

Movement of the allowance for doubtful accounts is as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(Unaudited)

Beginning balance	$41,011	$-
Provision for doubtful accounts	29,579	41,011
Less: write-offs	-	-
Ending balance	$70,590	$41,011

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials in our manufacturing facility. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. As of September 30, 2020 and December 31, 2019, there were no inventory obsolescence reserves or write-downs.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, equipment, right-of-use-assets and previously written off intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Management reviewed the impact of COVID-19 and the related disruptions on the Company’s operating results, and based upon potential orders, it believes that currently there was no impairment during the nine months ended September 30, 2020.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $518 and $930 for the three months ended September 30, 2020 and 2019, respectively, and totaled $1,415 and $27,354 for the nine months ended September 30, 2020 and 2019, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of September 30, 2020 and December 31, 2019 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of September 30, 2020 and December 31, 2019.

The majority of the Company’s product sales are generated from China and all of the Company’s OEM and packaging sales are generated from the United States. While all products are priced in U.S. currency, the Company accepts payments in both U.S. dollars and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $1,886 and $4,154 for the three months ended September 30, 2020 and 2019, respectively, and totaled $8,043 and $24,117 for the nine months ended September 30, 2020 and 2019, respectively.

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

2,300,000 shares of restricted common stock are excluded in the diluted EPS calculation for the three and nine months ended September 30, 2020, due to its anti-dilutive nature. There were no other potential dilutive securities outstanding for the three and nine months ended September 30, 2020 and 2019.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States, or may exceed Hong Kong Deposit Protection Board (HKDPB) insured limits for the banks located in Hong Kong. The Company had no uninsured balances as of September 30, 2020 and December 31, 2019.

Major Customers and Suppliers

For the three months ended September 30, 2020, three customers accounted for approximately 69% (32%, 21% and 16%) of the Company’s sales and for the three months ended September 30, 2019, one customer accounted for approximately 64% of the Company’s sales.

For the nine months ended September 30, 2020, two customers accounted for approximately 36% (24% and 12%) of the Company’s sales and for the nine months ended September 30, 2019, no customer accounted for more than 10% of the Company’s sales.

As of September 30, 2020, one customer accounted for approximately 64% of the Company’s accounts receivable. As of December 31, 2019, three customers accounted for approximately 88% (67%, 11% and 10%) of the Company’s accounts receivable.

For the three months ended September 30, 2020, three suppliers accounted for 95% (46%, 28% and 21%) of the Company’s product purchases and for the three months ended September 30, 2019, three suppliers accounted for 100% (67%, 22% and 11%) of the Company’s product purchases.

For the nine months ended September 30, 2020, three suppliers accounted for 62% (31%, 19% and 12%) of the Company’s product purchases and for the nine months ended September 30, 2019, four suppliers accounted for approximately 70% (24%, 19%, 17% and 10%) of the Company’s product purchases.

Risk and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its major customers are concentrated in China and the United States, its business, results of operations, and financial condition could be materially adversely affected for the rest of fiscal year 2020 and beyond. The situation remains highly uncertain with respect to any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19. Our total revenues in October of 2020 were lower as compared to the same period of 2019. Although the Company expects to generate approximately $1,125,900 of revenues for the quarter ended December 31, 2020 for two OEM orders that are currently in process, there is no guarantee that our revenues will grow or remain at a similar level year over year for the remainder of 2020.

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

New Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard.  The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on January 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on Company’s unaudited condensed financial statements and related disclosures.

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

Note 4 – Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Raw materials	$102,836	$101,102
Work-in-progress	9,265	6,776
Finished goods	30,864	57,866
Total	$142,965	$165,744

Note 5 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	123,902	179,677
Leasehold improvements	40,053	40,053
Machinery	420,000	420,000
Total	725,594	781,369
Less: accumulated depreciation and amortization	(309,238)	(445,369)
Property and equipment, net	$416,356	$336,000

Depreciation expense totaled $15,663 and $10,763 for the three months ended September 30, 2020 and 2019, respectively.

Depreciation expense totaled $43,546 and $44,124 for the nine months ended September 30, 2020 and 2019, respectively.

Note 6 – Debt

Loan payable - Paycheck Protection Program (“PPP”)

On April 17, 2020, the Company received loan proceeds in the amount of approximately $131,100 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for the Economic Injury Disaster Loan (“EIDL”) advance of $10,000 that the Company received on April 28, 2020. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period by more than 25%. The Company believes that its use of the loan proceeds of $121,100, net of EIDL advances, complied with the conditions for forgiveness of the loan and interest.  The Company has filed for loan forgiveness and the application is currently under review by the lender. There can be no assurance that the full amount of the loan will be forgiven.  The estimated unforgiven amount of $10,000 is expected to be due on April 16, 2022.

Interest expense for the three and nine months ended September 30, 2020 amounted to $25 and $45 respectively.

Small Business Administration Loans (“SBA”)

On July 17, 2020, the Company received a loan in the amount of $150,000 from the SBA EIDL program administered by the SBA pursuant to the CARES Act. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loan primarily for working capital to alleviate economic injury caused by the COVID Pandemic occurring in the month of January 2020 and continuing thereafter. The SBA loan is scheduled to mature on July 17, 2050 with a 3.75% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable including principal and interest, of $731 commences on July 17, 2021 payable over 30 years.

The obligation is payable as follows:

Twelve months ended September 30,	Amount
(Unaudited)
2021	$1,822
2022	8,745
2023	8,745
2024	8,745
2025	8,745
Thereafter	113,198
Total SBA loan payment	150,000
Current portion of SBA loan	(1,822)
SBA loan	$148,178

Interest expense for the three and nine months ended September 30, 2020 amounted to $1,156.

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and the spouse of a former board member of the Company. These advances have weighted average annual interest rates of 10% and 6% for both the three and nine months ended September 30, 2020 and 2019, respectively, are unsecured, and are due on demand or March 30, 2024. As of September 30, 2020 and December 31, 2019, the Company owed $1,500,000 to these third parties, of which $20,000 is due on March 20, 2024.

Interest expense for the three months ended September 30, 2020 and 2019 for the above loans amounted to $37,606 and $4,160, respectively.

Interest expense for the nine months ended September 30, 2020 and 2019 for the above loans amounted to $112,002 and $4,755, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand or March 30, 2024. As of September 30, 2020 and December 31, 2019, the Company owed $100,000 to these third parties, of which $50,000 is due on March 20, 2024.

Long term debt

In March 2020, the Company purchased and financed a vehicle with a six year loan for a total of approximately$124,000. The Company traded in a fully depreciated vehicle and received a credit of $16,000. The monthly payments are $1,715 from March 2020 to February 2026, with interest at 4.56% per annum. As of September 30, 2020, $98,654 of loan payments remained outstanding, of which $16,435 is due within one year from September 30, 2020.

The obligation is payable as follows:

Twelve months ended September 30,	Amount
(Unaudited)
2021	$16,435
2022	17,199
2023	17,998
2024	18,834
2025	19,709
Thereafter	8,479
Total long-term debt payment	98,654
Current portion of long-term debt	(16,435)
Long term debt	$82,219

Interest expense for the three months ended September 30, 2020 for the above loan amounted to $1,153.

Interest expense for the nine months ended September 30, 2020 for the above loan amounted to $2,759.

Note 7 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest on this loan on Mr. Wang’s behalf. The loan had interest of 9.99%. The loan was repaid in October 2019.

Interest expense for the three months ended September 30, 2020 and 2019 for the above loan amounted to $0 and $12,488.

Interest expense for the nine months ended September 30, 2020 and 2019 for the above loan amounted to $0 and $37,463.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Wang at the time of the transaction. During the nine months ended September 30, 2020 and 2019, advances totaled $22,726 and $193,272, respectively, and repayments to Mr. Wang totaled $239,116 and $283,075, respectively. As of September 30, 2020 and December 31, 2019, the balance due to Mr. Wang, non-interest bearing, amounted to $2,221,665 and $2,438,055, respectively, of which, $2,000,000 is due on March 20, 2024 with the remaining balance to be due on demand. This balance is unsecured.

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest, are unsecured, and are due on March 20, 2024. As of September 30, 2020 and December 31, 2019, the Company owed $95,000 to such employee.

Advance from related party, interest bearing

The Company borrowed $30,000 from a related party to fund operations in July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer. The advance has an annual interest rate of 10%, is unsecured and is due on March 20, 2024. As of September 30, 2020 and December 31, 2019, the Company owed $30,000 to this related party.

Interest expense for the three months ended September 30, 2020 and 2019 for the above loans amounted to $756 and $756, respectively.

Interest expense for the nine months ended September 30, 2020 and 2019 for the above loans amounted to $2,252 and $2,244, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on March 20, 2024. As of September 30, 2020 and December 31, 2019, the Company owed $518,839 to these related parties.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State statutory rate	7.0%	7.0%	7.0%	7.0%
Valuation allowance	(21.9)%	(16.5)%	(21.2)%	20,320.9%
Permanent difference *	(6.1)%	(11.5)%	(6.8)%	(20,348.9)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. The cumulative net operating loss carryforwards that may be applied against future taxable income is approximately $8.7 million for federal and state income taxes as of September 30, 2020. The cumulative net operating loss carry forward that may be applied against future taxable income is approximately $7.6 million for federal and state as of December 31, 2019. Net operating loss for the years ended 2017 through 2019 will not expire but limited to 80% of income until utilized. Net operating loss for the years ended 2016 and prior will expire in the years 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)
Allowance for doubtful accounts	$19,754	$11,476
Amortization of intangible assets	185,112	196,445
Net operating losses	2,445,678	2,125,102
Total deferred tax assets	2,650,544	2,333,023
Valuation allowance	(2,650,544)	(2,333,023)
Deferred tax assets, net	$-	$-

Changes in the value allowance for deferred tax assets increased by $317,521 from $2,333,023 at December 31, 2019 to $2,650,544 at September 30, 2020. During the nine months ended September 30, 2020, the Company did not utilize any deferred tax assets from the prior period.

As of September 30, 2020, federal tax returns filed for 2017, 2018 and 2019 remain subject to examination by the taxing authorities. As of September 30, 2020, California tax returns filed for 2016, 2017, 2018 and 2019 remain subject to examination by the taxing authorities

Note 9 – Lease

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

In January 2019, the Company entered an office lease agreement with a 5-year lease term starting in March 2019 and ending in February 2024. The Company recognized lease liabilities of approximately $618,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 4.78%, which was determined using the Company’s estimated incremental borrowing rate. The remaining term of the lease is 3.42 years.

In March 2020, the Company entered another new office lease agreement with 3-year lease term starting in March 2020 and ending in February 2023. The Company recognized lease liabilities of approximately $279,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which was determined using the Company’s incremental borrowing rate.  The remaining term of the lease is 2.42 years

The Company also leases factory space on a month-to-month basis, which it classifies as an operating lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended September 30, 2020 and 2019, lease expenses amounted to $70,287 and $45,286, respectively, of which, $10,500 and $10,500 are short-term lease expenses, respectively.

For the nine months ended September 30, 2020 and 2019, lease expenses amounted to $194,193 and $112,668, respectively, of which, $31,500 and $21,000 are short-term lease expenses, respectively.

The four-year maturity of the Company’s lease obligations is presented below:

Twelve months ended September 30,	Operating lease amount
(Unaudited)
2021	$246,090
2022	241,888
2023	187,808
2024	61,640
Total lease payments	737,426
Less: interest	(53,064)
Present value of lease liabilities	$684,362

Note 10 – Commitments and Contingencies

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

Substantially all of the Company’s revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to the material negative impact to the Company’s production and delivery, total revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

In addition, due to the of COVID-19 going around the world and some of the Company’s raw materials are sourced from outside of the United States, the raw material supplies have been and might continue to be negatively impacted due to increase of shipping costs and shortage of raw materials around the world.   Consequently, COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to the shortage, delay of shipment, and increased price of raw materials for the Company’s productions.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact cannot be reasonably estimated at this time.  Our total revenues in October of 2020 were lower as compared to the same period of 2019.  Although the Company expects to generate $1,125,900 of revenues for the quarter ended December 31, 2020 for two OEM orders that are currently in process, there is no guarantee that its total revenues will grow or remain at a similar level year over year for the remainder of 2020.

Note 11 – Equity

Private placements

During the nine months ended September 30, 2020, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 1,400,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per share for an aggregate offering price of $1,400,000.

In connection with the private placements, the Company issued an aggregate of 12,000 shares of Common Stock to various unrelated third-party individuals located outside the United States as compensation for introducing private placement investors outside of the U.S. to the Company. These shares were valued at $12,000, which was determined by using the associated average private placement purchase price of $1.00 per share. The value of the shares was accounted for as a reduction of additional paid-in capital because the issuances were made as compensation for financing-related services in connection with the Company’s private placement.

As of September 30, 2020 and December 31, 2019, $1,735,695 and $1,140,695, respectively, were unpaid and recognized as stock subscription receivables in the accompanying statements of changes in shareholders’ deficit. During the nine months ended September 30, 2020 and 2019, the Company received $50,000 and $89,305 of the stock subscription receivables, respectively.

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

Common stock issued for consulting services

On August 30, 2018, the Company entered into two advisory agreements with two advisors (the “Financial Advisors”), pursuant to which the Company engaged the Financial Advisors to provide certain financial advisory services for a service period of six months. As compensation for the services, the Company agreed to issue the Financial Advisors an aggregate of 67,916 shares of its common stock, par value $0.001. These shares were valued at $20,375, determined using the closing price of the Company’s common stock on August 30, 2018 of $0.30 per share. For the three months ended September 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0. For the nine months ended September 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0 and $6,792, respectively.

On January 23, 2019, the Company entered into a consulting agreement with Redfield Management Service Limited for business, finance and investor relations services. The consultant is due a monthly consulting fee of $7,000 and 50,000 shares, to be paid every three months. The term of the agreement was for one year. The service agreement was terminated at the end of April 2019 and the Company issued a total of 200,000 shares of its common stock. For the three months ended September 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0. For the nine months ended September 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0 and $120,000, respectively.

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), pursuant to which GMU was to provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 1,000,000 shares of common stock of the Company (the “Share Payment”). The term of the agreement was for one year but the cash consideration and payment obligation by the Company under this agreement was terminated in May 2019. For the three months ended September 30, 2020 and 2019, amortization of deferred compensation of these shares amounted to $0 and $150,000, respectively. For the nine months ended September 30, 2020 and 2019, amortization of deferred compensation of these shares amounted to $125,000 and $325,000, respectively.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. Thirty percent of the RSUs vested on July 13, 2019, thirty percent of the RSUs vested on July 13, 2020, and the remaining forty percent of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and are being amortized ratably over the term of the vesting period of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three months ended September 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $83,002 and $64,349, respectively. For the nine months ended September 30, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $210,302 and $190,950, respectively. Deferred stock compensation of $265,791 and $476,093 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of September 30, 2020 and December 31, 2019, respectively.

The following table summarizes unvested restricted common stock activity for the nine months ended September 30, 2020 and for the year ended December 31, 2019:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2018	2,300,000	$0.37
Granted	-	-
Vested	690,000	-
Forfeited	-	-
Outstanding as of December 31, 2019	1,610,000	$0.37
Granted	-	-
Vested	690,000	-
Forfeited	-	-
Outstanding as of September 30, 2020	920,000	$0.37

Note 12 – Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2020 up through the date the Company issued these unaudited condensed financial statements on November 13, 2020.

On October 12, 2020, the board of directors of the Company approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 200,000,000 to 1,000,000,000. Also, on October 12, 2020, the stockholder holding a majority of the Company’s outstanding shares of common stock approved the Amendment. The Amendment was filed with the Secretary of State for the State of Nevada on October 13, 2020, and has become effective on October 13, 2020.

On October 19, 2020, the Company entered into a Securities Purchase Agreement with Vickie Hienthuc Duong, a California resident (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 300,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.00 per share for an aggregate offering price of $300,000. The sale was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. On October 19, 2020, the Company received gross proceeds of $150,000.

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

Coronavirus (COVID-19)

In January 2020, there was an outbreak of a novel strain of coronavirus (COVID-19) in China, which has spread rapidly to many parts of the world, including the U.S. In March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S. The President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response.  The economic impact of the coronavirus or COVID-19 in both China and the U.S have significantly impacted our business and resulting in lesser demand from our customers.

Our headquarters are located in California and were closed from March 19, 2020 to June 9, 2020. Due to the recent surge of new Covid-19 cases in California, our offices were closed again from July 16, 2020 to September 16, 2020 and our employees worked remotely from home during these periods. Our offices are reopen since September 16, 2020. Our manufacturing facility is located in Nevada and partially suspended its operations from March 23, 2020 to April 1, 2020 due to lack of raw materials and it has been operating normally since April 1, 2020. Substantially all of our product sales revenues are generated in China and all of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations have been and will continue be materially adversely affected, to the extent that COVID-19 harms the Chinese and U.S. economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities in China and U.S. to contain COVID-19 or treat its impact, almost all of which are beyond our control.

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

Substantially all of our revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect our business operations, financial condition and operating results for the remainder of 2020, including but not limited to material negative impact to our  production and delivery of our products, revenues and collection of accounts receivable and additional allowance for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 for the remainder of 2020 and beyond.

In addition, due to the of COVID-19 going around the world and some of the Company’s raw materials sourced from outside of the United States, the raw material supplies have been and might continue to be negatively impacted and due to increase of shipping costs and shortage of raw materials around the world.   Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to the shortage of raw materials, delay of shipment, and increased price of raw materials for the Company’s productions.

Because of the uncertainty surrounding the COVID-19 outbreak, the overall financial impact for 2020 cannot be reasonably estimated at this time. Our total revenues in October of 2020 were lower as compared to the same period of 2019. Although we expect to generate $1,125,900 of revenues for the quarter ended December 31, 2020 for two OEM orders that are currently in process, there is no guarantee that our total revenues will grow or remain at a similar level year over year for the remainder of 2020.

Looking ahead, we understand that these unprecedented times will bring financial impact to some of our customers, and might potentially cause loss of certain existing customers. Our plan has been to promote the awareness of the importance of health and our health supplement products, which in term might build sales with new customers to offset the loss of any of our existing customers.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	For the three months ended September 30,
				Percentage
	2020	2019	Change	Change
Total sales	$41,697	$97,811	$(56,114)	(57.4)%
Total cost of sales	56,656	48,947	7,709	15.7%
Gross profit	(14,959)	48,864	(63,823)	(130.6)%
Operating expenses
Selling	10,456	18,531	(8,075)	(43.6)%
General and administrative	300,470	350,301	(49,831)	(14.2)%
Stock compensation expense	83,002	214,350	(131,348)	(61.3)%
Total operating expenses	393,928	583,182	(189,254)	(32.5)%
Loss from operations	(408,887)	(534,318)	(125,431)	(23.5)%
Other expense, net	(33,734)	(21,756)	11,978	55.1%
Net loss	$(442,621)	$(556,074)	$(113,453)	(20.4)%

Total sales decreased by approximately $56,000, or 57.4%, from approximately $98,000 in the three months ended September 30, 2019 to approximately $42,000 in the three months ended September 30, 2020. The decrease of sales was mainly due to lesser demand from our customers resulting from the negative economic impact of the coronavirus or COVID-19 in both China and the U.S.  In May 2020, the Company entered into an OEM order and originally expected to recognize $920,000 of revenue in August 2020. The order was delayed due to product labeling issues and is expected to be completed in December 2020. The Company expects to generate a total of $1,125,900 of revenues for the quarter ended December 31, 2020 for two OEM orders that are currently in process.

The cost of sales increased by approximately $8,000, or 15.7%, from approximately $49,000 in the three months ended September 30, 2019 to approximately $57,000 in the three months ended September 30, 2020. The major reason for the increase of cost of sales was due to the increase of idle capacity costs with less productions as we were operating under capability during the three months ended September 30, 2020, due to the outbreak and economic impact of COVID-19 pandemic. During the three months September 30, 2019, we have more productions on our self-manufactured products which were remained unsold and capitalized into our inventories as of September 30, 2019 and resulted in lesser cost of sales.

Our overall gross margin (loss) percentage decreased from approximately 50.0% in the three months ended September 30, 2019 to approximately a negative (35.9)% in the three months ended September 30, 2020, mainly due to the decrease of sales in the three months ended September 30, 2020 as compared to the same period in 2019 while we were still incurring significant overhead cost in our factory which were underutilized creating the idle capacity.

Our product sales gross margin percentage decreased from approximately 61.8% in the three months ended September 30, 2019 to approximately 8.4% in the three months ended September 30, 2020. The main reason for the decrease of sales gross margin percentage was due to the combination of reduced sales and our periodic inventory count to account for inventory loss on our raw materials during the three months ended September 30, 2020.

Our OEM and packaging sales gross margin percentage decreased from approximately 52.3% in the three months ended September 30, 2019 to approximately 14.6% in the three months ended September 30, 2020. For the three months ended September 30, 2020, we had incurred more manufacturing overhead costs for our OEM and packaging sales with additional labor hours being allocated to such production due to more production procedures for certain products as compared to the same period in 2019. As a result, our OEM and packaging sales gross margin percentage decreased by 37.7% during the three months ended September 30, 2020 as compared to the same period in 2019.

Selling expenses decreased from approximately $19,000 in the three months ended September 30, 2019 to approximately $10,000 in the three months ended September 30, 2020. The decrease of approximately $8,000, or 43.6%, was mainly due to the decrease of approximately $6,000 of marketing, advertising and promotion expenses and the decrease of approximately $2,000 of shipping expenses.

General and administrative (“G&A”) expenses decreased by approximately $50,000 from approximately $350,000 in the three months ended September 30, 2019 to approximately $300,000 in the three months ended September 30, 2020. The decrease was mainly attributable to the decrease of approximately $59,000 of payroll and benefit expenses, the decrease of approximately $10,000 of automobile expenses and the decrease of approximately $6,000 of other miscellaneous G&A expenses, offset by the increase of approximately $25,000 of rent expense.

Stock compensation expenses decreased by approximately $131,000 during the three months ended September 30, 2020 compared to the same period in 2019. In March 2019, we issued 1,000,000 shares of our common stock to an advisor to provide certain business and financial operation and planning consultation services, and with amortization expenses of approximately $150,000, and such services were completed in March 2020 and we no longer incurred such costs in the three months ended September 30, 2020. Approximately $83,000 and $64,000 are related to the amortization of the value of 2,300,000 shares of restricted common stock to three employees for the three months ended September 30, 2020 and 2019, respectively, which all have a vesting period of three years.

Other expense increased by approximately $12,000 from approximately $22,000 in the three months ended September 30, 2019 to approximately $34,000 in the three months ended September 30, 2020, mainly due to the increase of interest expenses of approximately $19,000 incurred from the third party interest bearing loans that we obtained in August and September of 2019.

Net loss decreased by approximately $113,000 from approximately $556,000 in the three months ended September 30, 2019 to approximately $443,000 in the three months ended September 30, 2020, mainly due to the reasons discussed above.

Comparison of the nine months ended September 30, 2020 and 2019

	For the nine months ended September 30,
				Percentage
	2020	2019	Change	Change
Total sales	$136,809	$1,723,837	$(1,587,028)	(92.1)%
Total cost of sales	177,325	163,485	13,840	8.5%
Gross profit	(40,516)	1,560,352	(1,600,868)	(102.6)%
Operating expenses
Selling	41,629	58,001	(16,372)	(28.2)%
General and administrative	993,266	1,092,961	(99,695)	(9.1)%
Stock compensation expense	335,302	642,742	(307,440)	(47.8)%
Gain on disposal of equipment	(16,000)	-	(16,000)	(100.0)%
Total operating expenses	1,354,197	1,793,704	(439,507)	(24.5)%
Loss from operations	(1,394,713)	(233,352)	1,161,361	497.7%
Other (expense) income, net	(106,797)	232,409	(339,206)	(146.0)%
Net loss	$(1,501,510)	$(943)	$1,500,567	159,126.9%

Total sales decreased by approximately $1,587,000, or 92.1%, from approximately $1,724,000 in the nine months ended September 30, 2019 to approximately $137,000 in the nine months ended September 30, 2020. The decrease of sales was mainly due to lesser demand from our customers resulting from the negative economic impact of the coronavirus or COVID-19 in both China and the U.S.  In May 2020, the Company entered into an OEM order and originally expected to recognize $920,000 of revenue in August 2020. The order was delayed due to product labeling issues and is expected to be completed in December 2020. The Company expects to generate a total of $1,125,900 of revenues for the quarter ended December 31, 2020 for two OEM orders that are currently in process.

The cost of sales increased by approximately $14,000, or 8.5%, from approximately $163,000 in the nine months ended September 30, 2019 to approximately $177,000 in the nine months ended September 30, 2020. The main reason for the increase was due to the increase of idle capacity costs as we were operating under capability during the nine months ended September 30, 2020, due to the negative impact of COVID-19 pandemic.

Our overall gross margin (loss) percentage decreased from approximately 90.5% in the nine months ended September 30, 2019 to approximately (29.6)% in the nine months ended September 30, 2020, mainly due to the decrease of sales in the nine months ended September 30, 2020 as compared to the same period in 2019 while we were still incurring significant overhead cost in our factory which we operated under idle capacity. The decrease in overall gross margin percentage was also due to our periodic inventory count to account for inventory loss on our raw materials.

Our product sales gross margin percentage decreased from approximately 96.5% in the nine months ended September 30, 2019 to approximately 40.0% in the nine months ended September 30, 2020. The main reason for the decrease of sales gross margin percentage was due to the increase of sales in our ReMage Power product that we introduced in December 2019 during the nine months ended September 30, 2020 as compared to the same period in 2019. The ingredients that we used to manufacture our ReMage Power product are more expensive which result in a higher manufacturing unit cost and less gross margin percentage  as compared to other products, such as OPC, Cell Power, Viwooba (1-3), Lady-S, Gold King, New Power and Tabiao with an average of 96.5% of gross margin percentage, that we sold during the nine months ended September 30, 2019, which have a lower unit cost and higher gross margin percentage than ReMage Power. In addition, the decrease of sales gross margin percentage of product sales was also due to our periodic inventory count to account for inventory loss on our raw materials during the nine months ended September 30, 2020 as compared to the same period in 2019.

Our OEM and packaging sales gross margin percentage decreased from approximately 53.7% in the nine months ended September 30, 2019 to approximately 41.7% in the nine months ended September 30, 2020. For the nine months ended September 30, 2020, we had incurred more manufacturing overhead costs for our OEM and packaging sales with additional labor hours being allocated to such production due to more production procedures for certain products as compared to the same period in 2019. As a result, our OEM and packaging sales gross margin percentage decreased by 12.0% during the nine months ended September 30, 2020 as compared to the same period in 2019.

Selling expenses decreased from approximately $58,000 in the nine months ended September 30, 2019 to approximately $42,000 in the nine months ended September 30, 2020. The decrease of approximately $16,000, or 28.2%, was mainly due to the decrease of approximately $16,000 of shipping expenses.

General and administrative (“G&A”) expenses decreased by approximately $100,000 from approximately $1,093,000 in the nine months ended September 30, 2019 to approximately $993,000 in the nine months ended September 30, 2020. The decrease was mainly attributable to the decrease of approximately $42,000 of professional expenses, such as attorney fees, auditor fees and consulting fees, the decrease of approximately $95,000 of payroll and benefit expenses and the decrease of approximately $38,000 of other miscellaneous G&A expenses, offset by the increase of approximately $75,000 of rent expense.

Stock compensation expenses decreased by approximately $307,000 during the nine months ended September 30, 2020 compared to the same period in 2019. In March 2019, we issued 1,000,000 shares of our common stock to an advisor to provide certain business and financial operation and planning consultation services, and amortized such cost, which was $125,000 and $445,000 during the nine months ended September 30, 2020 and 2019, respectively. We also issued shares of our common stock to other financial advisors which resulted in $7,000 of stock compensation expense during the nine months ended September 30, 2019. Approximately $210,000 and $191,000, related to the amortization of the value of 2,300,000 shares of restricted common stock to three employees for the nine months ended September 30, 2020 and 2019, respectively, which all have a vesting period of three years.

During the nine months ended September 30, 2020, we traded in one of our vehicles which resulted in a gain of $16,000.

Other income decreased by approximately $339,000 from approximately $232,000 of other income in the nine months ended September 30, 2019 to approximately $107,000 of other expense in the nine months ended September 30, 2020, mainly due to the decrease of approximately $241,000 of gain on settlement of debt in which we issued stock with a fair value of approximately $763,000 in exchange for the settlement of debt of approximately $1.0 million during the nine months ended September 30, 2019. We did not enter into such transactions during the same period in 2020.  The decrease of other income was also due to the increase of interest expenses of approximately $73,000 incurred from the third party interest bearing loans that we obtained in August and September of 2019.

Net loss increased by approximately $1.5 million from approximately $900 in the nine months ended September 30, 2019 to approximately $1.5 million in the nine months ended September 30, 2020, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2020, we had a cash balance of approximately $69,000, compared to a cash balance of approximately $9,000 at December 31, 2019.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and  current liabilities of approximately $3.8 million, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need funds, our principal shareholder and Chief Executive and Financial Officer may lend additional money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

Management has concluded under U.S. GAAP that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenue and negative working capital. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or limit our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

For the nine months ended September 30, 2020, cash used in operating activities amounted to approximately $801,000 as compared to approximately $1,061,000 used in operating activities in the same period in 2019. Cash used in operating activities for the nine months ended September 30, 2020 was primarily the result of our $1.5 million net loss, non-cash transaction of approximately $16,000 from gain on disposal of equipment, the increase of prepaid expense of approximately $193,000, the decrease of accounts payable and accrued expenses of approximately $26,000 and the payment of lease liabilities of approximately $126,000 as we paid for our lease obligations when they become due. This amount was partially offset by the non-cash expense of approximately $335,000 in stock based compensation, approximately $44,000 of depreciation expense, approximately $138,000 in amortization of operating leases right-of-use assets, approximately $30,000 of bad debt expense, the decrease of inventories of approximately $23,000 and increase of deferred revenue of approximately $497,000.

For the nine months ended September 30, 2020, financing activities provided approximately $860,000 as compared to approximately $1,510,000 during the nine months ended September 30, 2019. Net cash received in the nine months ended September 30, 2020 includes approximately $805,000 from the issuance of common stock and collection of our stock subscriptions receivable, approximately $10,000 from a third party loan, and approximately $281,000 from SBA loans that we are expected to have a forgiveness of approximately $121,000. These amounts were partially offset by our net repayments to our principal shareholder and Chief Executive and Financial Officer of approximately $216,000, repayment of third party loan of approximately $10,000 and principal payments of our long-term debt of approximately $9,000.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30,2020 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2020, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	November 12, 2020	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	President, Chief Executive Officer,	November 12, 2020
Principal Financial and
Principal Accounting Officer, Director

