Form 10-K
period 2020-12-31
Merion, Inc.
filed 2021-03-30
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC markets on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $45,295,083 based on 82,354,696 shares of common stock held by non-affiliates of the registrant at the price of $0.55.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 184,555,937 shares as of March 25, 2021.

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

PART I

Item 1. Description of Business

Introduction

Merion, Inc. is a provider of health and nutritional supplements and personal care products. Currently, we mainly sell our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors through phone and electronic communication. Our major customers of our nutritional and beauty products are primarily located in the Asian market, predominantly in the People’s Republic of China. Our major customers of our Original Equipment Manufacturer (“OEM”) and packaging products are located in the United States (“U.S.”).

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

Products

In June 2014, we suspended our direct marketing model in China in response to the legal action taken by the Chinese authorities. Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the internet through our websites, www.dailynu.com and www.merionus.com. As of the date of filing of this report, we market ten individual nutritional supplement products, three and four of which were introduced in 2018 and 2019 respectively, and one beauty product, which was also introduced in 2018, on our websites. We are no longer selling similar products of third parties on our websites.

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

In November and December 2016, our Dibeier Granules & Oral products successfully passed inspection by the Shenzhen Academy of Metrology & Quality Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). As a result, we were able to directly export these products to the China market and sell them at nutritional supplement stores in China as food, rather than only through our website. However, we have couple wholesale distributors selling other products and still exploring potential wholesale distributors in China to import these products. We are no longer selling Dibeier Granules & Oral products to individual customers in our website.

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

The nutritional supplements’ and beauty products’ formulas do not have patent protection.

Sales breakdown

	2020	2019

Nutritional and beauty products	16%	85%

OEM and packaging products	84%	15%

Currently, the Company does not have plans to expand its business beyond the nutritional products and beauty sector and the OEM and packaging sector.

All nutrition and beauty products are sold in China and all OEM and packaging products are sold in the U.S.

Return and Refund Policy for Our Products

Merion guarantees the quality of its products, and will exchange any product found to be defective. Additionally, customers can apply for return and a 90% refund of the original purchase price of products purchased within 60 days. When products are returned, they must be unopened and resalable. All shipping fees for product exchanges or returns for refunds must be fully paid by customers. All of the returned products must not be damaged and must be within the valid shelf-life period specified on the product label. In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product costs less commissions and shipping costs.

For the years ended December 31, 2020 and 2019, there were no returns of products.

Sourcing and Production

During the years ended December 31, 2020 and 2019, we contracted for production of certain of our proprietary products from manufacturers that we believe are reliable, reputable and deliver high quality materials, products and services. During the year ended December 31, 2020 and 2019, we also acquired our ingredients from suppliers for direct production in our Nevada factory. In 2020, one supplier accounted for approximately 71.8% of our purchases: Xi’an Yanhao Bio-tech Co.,Ltd. In 2019, three suppliers accounted for approximately 68.4% of our purchases: Forward Farma Inc. (35.5%), BioCaps Enterprise Inc. (17.5%), and Vyna Nutra Inc. (15.4%). The loss of one or more of these suppliers could have a negative impact on our sales and revenues if we cannot find a substitute quickly or upon favorable terms.

The Company does not have written or contractual agreements with its suppliers or third party manufacturers. Our product ingredient sourcing and other manufacturing requirements are conducted on a purchase-order basis. If one or more of our current suppliers stopped selling us ingredients and/or if one or more of our current manufacturers stopped manufacturing our products, we would be forced to find other suppliers and manufacturers. The time needed to find other suppliers or manufacturers could outlast the inventory on hand and result in loss of sales.

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

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the manufacture of dietary supplements (the “Asset Sale”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 1,000,000 shares of the Company’s common stock (the “Purchase Shares”). The Seller was one of our major suppliers during the years ended December 31, 2017 and 2016. Having purchased these assets from the Seller, we have begun manufacturing some of the nutritional supplements that we sell. These assets meet all industry nutritional and dietary supplements manufacturing standards, including FDA and GMP compliance and cGMP regulations. In addition to manufacturing the nutritional supplements that we sell, we also have started production of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements for export, softgel capsules and healthy food from these assets for any potential new customers who need such products.

For nutritional products and beauty products, we purchase our ingredients from third parties and contract with third-party manufacturers or use our own manufacturing facility in Nevada for further processing of the raw materials into final products to be sold. Prior to January 1, 2018, we did not own a manufacturing plant for product processing and all manufacturing was conducted by third parties.

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

In addition, we maintain good relationships with our wholesale distributors in China and our OEM and packing customers in the U.S. and do not anticipate that any of those parties will terminate such relationships in the near term. In 2020, one customer accounted for approximately 56.2% of our sales. In 2019, one customer accounted for approximately 9.7% of our sales. The loss of one or more customers could result in a potential loss of sales and have a negative effect on our operations if we cannot find one or more substitutes.

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

Marketing Plan

The Company signed a new lease agreement effective March 1, 2020 to open a New York office to expand its business in the New York market. The office will be used as the training center for market development. The Company will focus on promoting its product (ReMage Power) in the New York market. ReMage Power is a nutritional supplement which provides anti-aging Nicotinamide adenine dinucleotide (NAD)+ support and promotes energy and cell metabolism. However, due to the surge of coronavirus (COVID-19) cases throughout the United States, we have not utilized the training center since the beginning of the lease. In January 2021, the U.S. federal government began rolling out the COVID-19 vaccinations and we expect to start using the training center in the summer of 2021 once the majority of the U.S. population is immunized.

The Company is developing a new sales channel through Youbo which works as a live-streaming platform fully integrated into the WeChat app. Although this is a new live-steaming platform, Youbo has 3 million registered users within the first two months of its operation since 2019. The Company will promote its products through this new platform.

The Company also promotes its products through its websites.

A majority of the Company’s sales on nutritional and beauty products were generated from China for the years ended December 31, 2020 and 2019.

Since June 2014, we have mainly sold our products over the Internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors. In March 2016, we launched an Affiliate Marketing Program, which has not been active since January 2017. The Company reactivated such program in January 2020. Members who successfully register with the affiliate program can earn up to a 70% commission from total sales amounts that achieved through their unique links assigned by the Company. However, no commissions were earned from the Members after the re-activation of such program in January 2020. We deactivated this program in November 2020.

We believe that consumers have become more confident in ordering products like ours over the Internet. However, the nutritional supplement and skin care product e-commerce markets have been, and continue to be, increasingly competitive, and are rapidly evolving.

The Company’s marketing efforts also include the Company CEO’s network and relationships to approach customers and distributors to purchase the Company’s products in fiscal years 2020 and 2019.

Share Distribution Plans

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

As of December 31, 2020, the Company has already issued 64,500 shares to the Company’s sales agents outside the U.S. and such shares were issued in 2018.

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

The Company has obtained a Trademark Registration in China for the name of “Dibeier” (or Mandarin pinyin: “Nuo Lin”) with trademark application number 20669799 in September 2017. Under Chinese law, this trademark may be renewed every 10 years and can be valid for an indefinite period subject to timely renewal.

The Company also has obtained a Trademark Registration in China for the name of “DailyNu” with trademark application number 20683305 in September 2017. Under Chinese law, this trademark may be renewed every 10 years and can be valid for an indefinite period subject to timely renewal.

Other than the aforementioned trademarks, we do not own any other registered trademarks, trade names or other governmentally approved intellectual property rights for those products.

Research and Development

In 2018, we made efforts to internally develop an online platform called “E-Hospital”. We anticipated that E-Hospital would provide the latest and the most advanced U.S. health care information and products, including legally exported nutrition supplements and newly-released medication for local hospitals and other medical institutes in China through the Internet. We contacted doctors who would be partnering with our E-Hospital platform to provide periodic video consultation and overseas medical lectures to promote the exchange of medical information and developments. The collaboration of E-Hospital with overseas local hospitals could strengthen the recognition, popularity and reputation of overseas local hospitals, as well as expand the market share and increase the competitiveness of these hospitals.

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

The Company has put the E-Hospital project on hold in 2019 and 2020 due to the lack of funding to develop the online system and negative impact by COVID-19. The Company plans to resume the construction of the system as soon as we secure the funding for this project.

Research and development expenses for the years ended December 31, 2020 and 2019 were $0 and $904, respectively.

Government Regulation

Given uncertainties relating to our compliance with personal network marketing laws in foreign jurisdictions, the Company discontinued sales through the network marketing model in 2014, and began selling directly to end-user customers from our website.

We believe we are no longer subject to personal network marketing regulations since we discontinued sales through the network marketing model in 2014. Nonetheless, we are still subject to federal, state, local and foreign regulations. Various governmental agencies have an impact on our business, including but not limited to the U.S. Food and Drug Administration. Regulations promulgated by the FDA and other government agencies cover product ingredients, manufacturing, distribution, marketing, sales, compensation and taxation, to name a few. All of our products have certificates of free sales issued by the FDA Center for Food Safety and Applied Nutrition. If the Company were to fail to meet standards required by these regulations, then the Company could be prohibited from selling its products.

The Company plans to export its Dibeier Products into China to be sold over-the-counter in retail locations such as nutritional product stores, rather than only through our websites. Under Chinese law, to import these products into China, the Company must provide the Inspection Report from the Provincial Quality Supervision and Inspection Institution. In November and December 2016, our Dibeier Granules & Oral products successfully passed inspection by the Shenzhen Academy of Metrology & Quality Inspection and the Guangdong Quality Supervision and Inspection Institution for Food (Shenzhen). The Company also obtained the Product Chinese Name registration from local SAMR and the trademark registration in September 2016 from the Trademark Office of State Administration for Market Regulation (“SAMR”), formerly known as State Administration for Industry & Commerce of China.

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements as well as performance-based stock options to our employees. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19.

Employees

We have the following employees as of December 31, 2020:

•	Full time: 8
•	Operations – 4
•	Administrative – 2
•	Management – 1
•	Sales – 1

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

Risks Related to Our Business and Shares of Common Stock

We have had a history of losses since inception.

For the years ended December 31, 2020 and 2019, we had net losses of approximately $1.8 million and $0.7 million, respectively. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flows in the future. Our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. With our cash on hand as of December 31, 2020, management has concluded under generally accepted accounting principles that there is substantial doubt about our ability to continue as a going concern for the next twelve months from the date of this filing. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations our shareholders will likely suffer a complete loss of their investment in our securities.

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

As a public company, we are subject to the reporting requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Compliance with these rules and regulations requires significant legal and financial compliance costs and makes some activities difficult, time-consuming or costly. Our senior management may be unable to implement programs and policies in an effective and timely manner or that adequately respond to the increased legal, regulatory and reporting requirements associated with being a publicly traded company. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the management and growth of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

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

Our success depends on hiring, retaining and integrating senior management and skilled employees. We are currently dependent on certain current key employees, including Mr. Dinghua Wang, our Chief Executive Officer, Chief Financial Officer, and director, who is vital to our ability to grow our business and achieve profitability. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business.

Dinghua Wang has control over key decision making as a result of his control of a majority of our voting stock.

Mr. Dinghua Wang, a member of the Board of Directors and our Chief Executive and Financial Officer, beneficially owns 94,711,912 shares, or 50.9%, of our outstanding common stock. Mr. Dinghua Wang is able to exercise voting rights with respect to these shares of common stock, and has the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock. As a board member and officer, Mr. Dinghua Wang owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, even a controlling shareholder, Mr. Dinghua Wang is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders.

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

We or the third parties upon whom we depend may be adversely affected by health epidemics, including the recent COVID-19 outbreak or natural disasters

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

Substantially all of our product sales revenues are generated in China and all of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations have been and may continue to be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Chinese and U.S. economy. Any future potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

•

temporary closure of offices, travel restrictions or suspension of shipment of our products to our customers and suppliers have negatively affected, and could continue to negatively affect, to supply our demand for raw materials;

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

•

the business operations of our distributors have been and could continue to be negatively impacted by the outbreak, which may negatively impact our distribution channel, or result in loss of customers or disruption of our products, which may in turn materially adversely affect our financial condition and operating results;

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

Our results of operations for year ended of December 31, 2020 have been negatively impacted. Because of the uncertainty surrounding the COVID-19 outbreak and potential resurgence, the future financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time, and our results for the first quarter of and full year 2021 may be adversely affected. We expect our total revenues in the first quarter of 2021 to decrease year over year, and there is no guarantee that our total revenues will grow or remain at the similar level year over year in the next three quarters of 2021.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property

We rent the following properties for the year ended December 31, 2020:

California offices and warehouses

•	Address/Size: 100 N Barranca Street #1000, West Covina, CA 91791 with 5,216 square feet

•	Term of Lease: 100 N Barranca Street #1000 – From March 2019 through February 2024

•	Monthly Rental: 100 N Barranca Street #1000
	o	$10,954 from March 2019 to February 2020
	o	$11,282 from March 2020 to February 2021
	o	$11,621 from March 2021 to February 2022
	o	$11,969 from March 2022 to February 2023
	o	$12,328 from March 2023 to February 2024

Nevada manufacturing facility

•	Address/Size: 1883 Whitney Mesa Drive, Henderson, NV 89014 with 7,000 square feet

•	Term of Lease: Month to month with 2 months’ advance notice for termination.

•	Monthly Rental: $3,500

New York training center

•	Address/Size: Unit 9C, 37-12 Prince Street, Flushing, NY 11354 with 3,000 square feet

•	Term of Lease: Unit 9C, 37-12 Prince Street – From March 2020 through February 2023

•	Monthly Rental: $8,333

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

On February 28, 2018, we up-listed our trading market from the OTC Pink Open Market to the OTCQB Market. The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by OTCQB Market for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low
2020	December 31	$1.00	$0.55
2020	September 30	$0.55	$0.18
2020	June 30	$0.55	$0.43
2020	March 31	$0.89	$0.28
2019	December 31	$0.38	$0.30
2019	September 30	$0.45	$0.10
2019	June 30	$0.60	$0.35
2019	March 31	$1.10	$0.60

Holders of Common Stock

As of March 25, 2021, there were 184,555,937 shares (excluding 1,380,000 shares of vested restricted stock and 690,000 shares of unvested restricted stock) of our common stock issued and outstanding and there were approximately 5,286 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2020:

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

Since June 2014, we have sold our products primarily over the Internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the internet through our websites, www.dailynu.com and www.merionus.com. As of the date of filing of this report, we market ten individual nutritional supplement products, three and four of which were introduced in 2018 and 2019 respectively, and one beauty product, which was also introduced in 2018, on our websites. We are no longer selling similar products of third parties on our websites.

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

As COVID-19 has limited the global travels and import goods, we moved our focus on local OEM and packaging business and it became our majority revenue source in the fiscal year of 2020. The loss of one or more of our local OEM and packaging customers could result in a potential loss of sales and have a negative effect on our operations if we cannot find one or more substitutes.

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

Coronavirus (COVID-19)

At the end of 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China, which has spread rapidly to many parts of the world, including the U.S. In March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S. The economic impact of the coronavirus or COVID-19 in both China and the U.S have significantly impacted our business and resulting in lesser demand from our customers.

Our headquarters are located in California and were closed from March 19, 2020 to June 9, 2020. Due to the recent surge of new Covid-19 cases in California, our offices were closed again from July 16, 2020 to September 16, 2020 and our employees worked remotely from home during these periods. Our offices have been reopened since September 16, 2020. Our manufacturing facility is located in Nevada and partially suspended its operations from March 23, 2020 to April 1, 2020 due to lack of raw materials and it has been operating normally since April 1, 2020. Substantially all of our product sales revenues are generated in China and all of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations have been and will continue be materially adversely affected, to the extent that COVID-19 harms the Chinese and U.S. economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities in China and U.S. to contain COVID-19 or treat its impact, almost all of which are beyond our control.

Although we expect that our health supplement products and our OEM/packaging services will still be in demand due to awareness of the importance of health growing along with the realities of COVID-19, the global economy has been and may continue to be negatively affected by COVID-19 and there is continued uncertainty about the duration and intensity of the impact of COVID-19. Many of our customers are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to a pandemic outbreak and slowing macroeconomic conditions. If the SMEs cannot weather COVID-19 pandemic and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could negatively affect the Company’s liquidity.

Substantially all of our revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect our business operations, financial condition and operating results, including but not limited to the material negative impact to our production and delivery of our products, revenues and collection of accounts receivable and the additional allowance for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 for the year of 2021.

In addition, due to the of COVID-19 going around the world and some of the Company’s raw materials sourced from outside of the United States, the raw material supplies have been and might continue to be negatively impacted and due to increased shipping costs and shortage of raw materials around the world. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to the shortage of raw materials, delay of shipment, and increased price of raw materials for the Company’s products.

Because of the uncertainty surrounding the COVID-19 outbreak, the overall financial impact for 2021 cannot be reasonably estimated at this time. Our total revenues in 2020 were lower as compared to the same period of 2019.

Looking ahead, we understand that these unprecedented times will have a financial impact to some of our customers, and might potentially cause loss of certain existing customers. Our plan has been to promote the awareness of the importance of health and our health supplement products, which in term might build sales with new customers to offset the loss of any of our existing customers.

As COVID-19 continues to impact global business, the U.S. government established relief programs for small business such as the Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan program (“EIDL”). We received a PPP loan of $131,100 and EIDL loan of $150,000 to help fund our operation in 2020. The PPP loan was fully forgiven by the SBA administration in January 2021.

Results of Operations

Comparison of the years ended December 31, 2020 and 2019

	For the years ended December 31,
				Percentage
	2020	2019	Change	Change
Total sales	$439,033	$1,807,965	$(1,368,932)	(75.7)%
Total cost of sales	454,346	287,854	166,492	57.8%
Gross (loss) profit	(15,313)	1,520,111	(1,535,424)	(101.0)%
Operating expenses
Selling	48,190	165,461	(117,271)	(70.9)%
General and administrative	1,345,007	1,410,931	(65,924)	(4.7)%
Stock compensation expense	421,101	857,092	(435,991)	(50.9)%
Gain on disposal of equipment	(16,000)	-	(16,000)	(100.0)%
Total operating expenses	1,798,298	2,433,484	(635,186)	(26.1)%
(Loss) from operations	(1,813,611)	(913,373)	(900,238)	98.6%
Other (expense) income, net	(3,927)	191,769	(195,696)	(102.0)%
Provision for income taxes	800	800	-	-
Net (loss)	$(1,818,338)	$(722,404)	$(1,095,934)	151.7%

Total sales decreased by approximately $1,369,000, or 75.7%, from approximately $1,808,000 in the year ended December 31, 2019 to approximately $439,000 in the year ended December 31, 2020. The decrease of sales was mainly due to lesser demand from our customers resulting from the negative economic impact of the coronavirus or COVID-19 in both China and the U.S.

The cost of sales increased by approximately $166,000, or 57.8%, from approximately $288,000 in the year ended December 31, 2019 to approximately $454,000 in the year ended December 31, 2020. The main reason for the increase was due to the increase of OEM and packaging costs of approximately $130,000, which is in line with this type of revenue, the increase of inventory write-down of approximately $36,000 due to obsolescence, and the increase of idle capacity costs of approximately $71,000 as we were operating under capacity during the year ended December 31, 2020, due to the negative impact of COVID-19 pandemic.

Our overall gross margin (loss) percentage decreased from approximately 84.1% in the year ended December 31, 2019 to approximately (3.5) % in the year ended December 31, 2020, mainly due to the decrease of sales in the year ended December 31, 2020 as compared to the same period in 2019 while we were still incurring significant overhead cost in our factory which we operated under idle capacity. The decrease in overall gross margin percentage was also due to the inventory obsolescence write-down.

Our product sales gross margin (loss) percentage decreased from approximately 93.1% in the year ended December 31, 2019 to approximately 48.8% in the year ended December 31, 2020. For the year ended December 31, 2019, the majority of our product sales were attributable to our Cell Power, Viwooba (1-3), OPC Spa, Lady-S, Gold King, New Power, Taibao and Remage Power products, which were all manufactured by us. For the year ended December 31, 2020, in additional to our own manufacturing products, we sold two new supplements products that promote brain health and anti-aging that were manufactured by the third-party manufactures. The main reason for the decrease of sales gross margin percentage was due to our majority sales in 2019 are self-manufactured products which has a higher profit margin and some of our product sales in 2020 had a lower profit margin as we did not manufacture these products.

Our OEM and packaging sales gross margin percentage decreased from approximately 51.1% in the year ended December 31, 2019 to approximately 29.2% in the year ended December 31, 2020. For the year ended December 31, 2020, we had incurred more manufacturing overhead costs for our OEM and packaging sales with additional labor hours being allocated to such production due to more production procedures for certain products as compared to the same period in 2019. As a result, our OEM and packaging sales gross margin percentage decreased by 21.9% during the year ended December 31, 2020 as compared to the same period in 2019.

Selling expenses decreased from approximately $165,000 in the year ended December 31, 2019 to approximately $48,000 in the year ended December 31, 2020. The decrease of approximately $117,000, or 70.9%, was mainly due to the decrease of approximately $118,000 of marketing expenses as we have limited our global business marketing and traveling due to COVID-19.

General and administrative (“G&A”) expenses decreased by approximately $66,000 from approximately $1,411,000 in the year ended December 31, 2019 to approximately $1,345,000 in the year ended December 31, 2020. The decrease was mainly attributable to the decrease of approximately $30,000 of professional expenses, such as attorney fees, auditor fees and consulting fees, the decrease of approximately $99,000 of payroll and benefit expenses and the decrease of approximately $12,000 of bad debt expense, the decrease of $25,000 of other miscellaneous G&A expenses such as insurance expenses, meals and entertainment and storage expenses as we temporarily closed our California office due COVID-19 outbreak from March 19, 2020 to June 9, 2020 and again from July 16, 2020 to September 16, 2020, offset by the increase of approximately $100,000 of rent expense of our training center in New York.

Stock compensation expenses decreased by approximately $436,000 from approximately $857,000 in the year ended December 31, 2019 to approximately $421,000 in the year ended December 31, 2020. In March 2019, we issued 1,000,000 shares of our common stock to an advisor to provide certain business and financial operation and planning consultation services, and amortized such cost, which was $445,000 and $125,000 during the years ended December 31, 2019 and 2020, respectively. We also issued shares of our common stock to other financial advisors which resulted in approximately $157,000 of stock compensation expense during the year ended December 31, 2019. Approximately $255,000 and $296,000, related to the amortization of the value of 2,300,000 shares of restricted common stock issued to three employees for the year ended December 31, 2019 and 2020, respectively, which all have a vesting period of three years.

During the year ended December 31, 2020, we traded in one of our vehicles which resulted in a gain of $16,000.

Other income decreased by approximately $196,000 from approximately $192,000 of other income in the year ended December 31, 2019 to approximately $4,000 of other expense in the year ended December 31, 2020, mainly due to the decrease of approximately $241,000 of gain on debt settlement as we were able to negotiate a higher conversion with our debtor as compared to our closing stock price as of the conversion date in 2019, the decrease of approximately $27,000 of other income and the increase of approximately $59,000 of interest expenses, offset by approximately $131,000 of gain on forgiveness of loan payable.

Net loss increased by approximately $1.1 million from approximately $0.7 million in the year ended December 31, 2019 to approximately $1.8 million in the year ended December 31, 2020, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of December 31, 2020, we had a cash balance of approximately $10,000, compared to a cash balance of approximately $9,000 at December 31, 2019.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and current liabilities of approximately $0.9 million, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need funds, our principal shareholder and Chief Executive and Financial Officer Mr. Dinghua Wang may lend additional money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

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

For the year ended December 31, 2020, cash used in operating activities amounted to approximately $990,000 as compared to approximately $1,444,000 used in operating activities in the same period in 2019. Cash used in operating activities for the year ended December 31, 2020 was primarily due to the result of our approximately $1.8 million net loss, non-cash transaction of approximately $16,000 from gain on disposal of equipment and approximately $131,000 from gain on forgiveness of loan payable, the increase of accounts receivable of approximately $64,000, the increase of prepaid expenses of approximately $167,000 and the payment of lease liabilities of approximately $177,000 as we paid for our lease obligations when they become due. This amount was partially offset by the non-cash expense of approximately $421,000 in stock based compensation, approximately $59,000 of depreciation expense, approximately $190,000 in amortization of operating leases right-of-use assets, approximately $29,000 of bad debt expense, approximately $49,000 of inventory write-down, the decrease of inventories of approximately $36,000, the increase of accounts payable and accrued expenses of approximately $103,000 and increase of deferred revenue of approximately $497,000.

For the year ended December 31, 2020, financing activities provided approximately $990,000 as compared to approximately $1,158,000 during the year ended December 31, 2019. Net cash received in the year ended December 31, 2020 includes approximately $1.1 million from the issuance of common stock and collection of our stock subscriptions receivable, approximately $10,000 from a third party loan, and approximately $281,000 from SBA loans. These amounts were partially offset by our net repayments to our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang of approximately $382,000, repayment of third party loans of approximately $10,000 and principal payments of our long-term debt of approximately $13,000.

The material terms of the loans from our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang, certain related parties and certain unaffiliated third parties are set forth in Note 6 and Note 7 of the accompanying notes to financial statements.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Merion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Merion, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in shareholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company reported net losses of approximately $1,818,000 for the year ended December 31, 2020. At December 31, 2020, the Company has a significant working capital deficiency of approximately $556,000, a shareholders’ deficit of approximately $169,000 and has had to rely on additional borrowings to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee/Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 2 to the financial statements, the Company has incurred significant losses, has negative working capital and lacks significant revenues. The ability of the Company to continue as a going concern is dependent on raising capital and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.    Management intends to alleviate the going concern risk by investigating and securing various financing resources, including but not limited to borrowing from the Company’s major shareholder, private placements, and the possibility of raising funds through a future public offering.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following:

•

We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

•	We reviewed and evaluated management's plans for dealing with the adverse effects of these conditions and events.

•	We inquired of Company management and reviewed Company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

Valuation of Shares Issued to a Related Party for Debt Settlement

As described in Note 11 to the financial statements, the Company issued 5,243,839 shares of common stock, valued at $5,243,839, for the repayment of debt to its Chairman and Chief Executive Officer and a company owned by him. These shares were valued at a price of $1.00 per share, which was determined by using the   purchase price of shares in the Company’s most recent private placement.

We determined that management’s assessment of the fair value of the common stock issued is a critical audit matter due to the materiality of the amount involved and that the Company’s common stock is a thinly traded security.

Our audit procedures related to the valuation of the common stock issued included examining the agreements for the most recent private placement and agreeing the stock price per share from the private placement to the stock price used in the issuance of the common stock in the settlement of debt with the related party. We also evaluated the reasonableness of the Company’s methodology and its disclosure in relation to this matter included in Note 11 to the financial statements.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2017.

Flushing, New York
March 30, 2021

MERION, INC.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS:
Cash	$9,506	$9,237
Accounts receivable, net	75,258	39,781
Inventories	80,730	165,744
Prepaid expenses	190,059	23,350
TOTAL CURRENT ASSETS	355,553	238,112

PROPERTY AND EQUIPMENT, net	400,694	336,000
OPERATING RIGHT-OF-USE ASSETS	612,118	522,884
DEPOSITS	15,410	15,410
TOTAL ASSETS	$1,383,775	$1,112,406

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Loan payable	$2,344	$-
Accounts payable and accrued expenses	113,125	1,208,257
Deferred revenue	503,448	6,693
Operating lease liabilities - current	221,819	113,857
Long term debt - current	15,208	-
Due to shareholder, non-interest bearing	55,607	438,055
Due to third parties, interest bearing	-	1,480,000
Due to third parties, non-interest bearing	-	50,000
TOTAL CURRENT LIABILITIES	911,551	3,296,862

NON-CURRENT LIABILITIES:
Operating lease liabilities - non-current	411,584	417,564
Long term debt	79,407	-
Loan payable	150,000	-
Due to shareholder, non-interest bearing	-	2,000,000
Advances from related parties, interest bearing	-	30,000
Advances from related parties, non-interest bearing	-	518,839
Due to employee	-	95,000
Due to third parties, interest bearing	-	20,000
Due to third parties, non-interest bearing	-	50,000
TOTAL NON-CURRENT LIABILITIES	640,991	3,131,403

TOTAL LIABILITIES	1,552,542	6,428,265

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 184,555,937 and 177,404,608 shares issued and outstanding, as of December 31, 2020 and 2019, respectively	184,556	177,404
Stock subscription receivable	(1,735,695)	(1,140,695)
Additional paid-in capital	26,316,572	19,184,395
Deferred stock compensation	(179,992)	(601,093)
Deficit	(24,754,208)	(22,935,870)
TOTAL SHAREHOLDERS' DEFICIT	(168,767)	(5,315,859)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,383,775	$1,112,406

MERION, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the Year Ended December 31,
	2020	2019
SALES
Direct Sales	$69,735	$1,538,829
OEM and Packaging	369,298	269,136
TOTAL SALES	439,033	1,807,965

COST OF SALES
Direct Sales	35,690	106,342
OEM and Packaging	261,320	131,483
Inventory write-down	49,358	12,827
Idle Capacity	107,978	37,202
TOTAL COST OF SALES	454,346	287,854

GROSS (LOSS) PROFIT	(15,313)	1,520,111

OPERATING EXPENSES
Selling expenses	48,190	165,461
General and administrative expenses	1,345,007	1,410,931
Stock compensation expense	421,101	857,092
Gain on disposal of equipment	(16,000)	-
Total operating expenses	1,798,298	2,433,484

LOSS FROM OPERATIONS	(1,813,611)	(913,373)

OTHER INCOME (EXPENSE), net
Other income	21,136	47,915
Finance expenses	(156,163)	(97,572)
Gain on forgiveness of loan payable	131,100	-
Gain on debt settlement	-	241,426
Total other (expense) income, net	(3,927)	191,769

LOSS BEFORE INCOME TAXES	(1,817,538)	(721,604)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(1,818,338)	$(722,404)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	179,307,910	176,724,594

LOSS PER SHARE
Basic and diluted	$(0.01)	$(0.00)

MERION, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

			Stock	Additional	Deferred
	Common Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2019	174,792,364	$174,792	$(1,200,000)	$17,573,900	$(738,185)	$(22,213,466)	$(6,402,959)
Net loss	-	-	-	-	-	(722,404)	(722,404)
Issuance of common stock for consulting services	1,200,000	1,200	-	718,800	(720,000)	-	-
Amortization of deferred stock compensation	-	-	-	-	857,092	-	857,092
Issuance of common stock for debt settlement	1,271,844	1,272	-	761,835	-	-	763,107
Issuance of common stock for cash and financing related services	140,400	140	(50,000)	129,860	-	-	80,000
Collection of stock subscription	-	-	109,305	-	-	-	109,305
BALANCE, December 31, 2019	177,404,608	177,404	(1,140,695)	19,184,395	(601,093)	(22,935,870)	(5,315,859)
Net loss	-	-	-	-	-	(1,818,338)	(1,818,338)
Amortization of deferred stock compensation	-	-	-	-	421,101	-	421,101
Issuance of common stock for cash and financing related services	1,712,000	1,712	(645,000)	1,698,288	-	-	1,055,000
Collection of stock subscription	-	-	50,000	-	-	-	50,000
Issuance of common stock for debt settlement	5,439,329	5,440	-	5,433,889	-	-	5,439,329
BALANCE, December 31, 2020	184,555,937	$184,556	$(1,735,695)	$26,316,572	$(179,992)	$(24,754,208)	$(168,767)

MERION, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,818,338)	$(722,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,209	54,692
Gain on disposal of equipment	(16,000)	-
Stock compensation expense	421,101	857,092
Gain on debt settlement	-	(241,426)
Amortization of operating right-of-use assets	189,649	95,342
Bad debt expense	28,723	41,011
Inventory write-down	49,358	12,827
Gain on forgiveness of loan payable	(131,100)	-
Changes in operating assets and liabilities
Accounts receivable	(64,200)	(80,119)
Inventories	35,656	(128,232)
Prepaid expenses	(166,709)	46,281
Deposits	-	(15,410)
Accounts payable and accrued expenses	102,701	142,574
Deferred revenue	496,755	(1,419,747)
Operating lease liabilities	(176,901)	(86,805)
Net Cash Used in Operating Activities	(990,096)	(1,444,324)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	1,105,000	189,305
Advances from shareholder	27,927	242,335
Repayment of shareholder loan	(410,375)	(783,934)
Advances from third parties	10,000	1,530,000
Repayment of advances from third parties	(10,000)	(19,666)
Proceeds from loan payable	281,100	-
Principal payments of long-term debt	(13,287)	-
Net Cash Provided by Financing Activities	990,365	1,158,040

Net Change in Cash	269	(286,284)

Cash, beginning of year	9,237	295,521

Cash, end of year	$9,506	$9,237

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,866	$39,299
Cash paid for income tax	$800	$800
	.
Non-cash Transactions of Investing and Financing Activities:
Stock issued for debt settlement	$5,439,329	$763,107
Stock issued on deferred stock compensation	$-	$720,000
Initial recognition of operating right-of-use assets and lease liabilities	$278,883	$618,226
Nonmonetary exchange of equipment and issuance of debt for equipment	$123,902	$-
Forgiveness of loan payable	$131,100	$-

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	December 31, 2020	December 31, 2019

Accounts receivable	$75,258	$80,792
Allowance for doubtful accounts	-	(41,011)
Accounts receivable, net	$75,258	$39,781

Movement of allowance for doubtful accounts is as follows:

	Year ended December 31, 2020	Year ended December 31, 2019

Beginning balance	$41,011	$-
Provision for doubtful accounts	28,723	41,011
Less: write-offs	(69,734)	-
Ending balance	$-	$41,011

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials in our manufacturing facility. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. For the years ended December 31, 2020 and 2019, the Company recognized $49,358 and $12,827, respectively, of inventory obsolescence reserves or write-downs.

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

Right-of-use Asset and Lease Liabilities

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (“right of use”) and related lease obligations (“lease liabilities”) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The Company adopted this standard as of January 1, 2019 utilizing the practical expedients approach.

Long-Lived Assets

Long-lived assets, including property, equipment, and right-of-use-assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Management reviewed the impact of COVID-19 and the related disruptions on the Company’s operating results, and based upon potential orders, it believes that currently there was no impairment during the years ended December 31, 2020 and 2019.

Deferred Revenue

Deferred revenue represents payments advanced by customers on specified product orders or on future orders that have not been shipped as of the balance sheet date. Deferred revenue also represents shipping fee deposits advanced by customers in relation to the unshipped product orders. Deferred revenue is reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $1,288 and $30,635 for the years ended December 31, 2020 and 2019, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of December 31, 2020 and 2019 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of December 31, 2020 and 2019.

The majority of the Company’s product sales are generated from China and all of the Company’s OEM and packaging sales are generated from the United States. While all products are priced in U.S. currency, the Company accepts payments in both U.S. dollars and Hong Kong dollars.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $13,617 and $27,571 for the years ended December 31, 2020 and 2019, respectively.

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

920,000 shares and 1,610,000 of unvested restricted common stock granted to three employees which all have a vesting period of three years are excluded in the diluted EPS calculation for the years ended December 31, 2020 and 2019, respectively, due to its anti-dilutive nature. There were no other potential dilutive securities outstanding for the years ended December 31, 2020 and 2019.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States. The Company had no uninsured balances as of December 31, 2020.

Major Customers and Suppliers

For the year ended December 31, 2020, one customer accounted for approximately 56% of the Company’s sales and for the year ended December 31, 2019, one customer accounted for approximately 10% of the Company’s sales.

As of December 31, 2020, one customer accounted for approximately 82 % of the Company’s accounts receivable. As of December 31, 2019, three customers accounted for approximately 88% (67%, 11% and 10%) of the Company’s accounts receivable.

For the year ended December 31, 2020, one supplier accounted for 72% of the Company’s product purchases and for the year ended December 31, 2019, three suppliers accounted for 69% (36%, 18% and 15%) of the Company’s product purchases.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning January 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The adoption of this ASU on January 1, 2021 did not have any significant impact on Company’s financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards and updates, if currently adopted, would have a material effect on the Company’s financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation for the year ended December 31, 2020. These reclassifications have no effect on the statements of operations and cash flows.

Note 4 – Inventories

Inventories consist of raw materials for production and finished goods available for resale, and can be categorized as:

	December 31, 2020	December 31, 2019
Raw materials	$51,078	$101,102
Work-in-progress	8,925	6,776
Finished goods	20,727	57,866
Inventories	$80,730	$165,744

Note 5 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	123,902	179,677
Leasehold improvements	40,053	40,053
Machinery	420,000	420,000
Total	725,594	781,369
Less: accumulated depreciation and amortization	(324,900)	(445,369)
Property and equipment, net	$400,694	$336,000

Depreciation expense totaled $59,209 and $54,692 for the years ended December 31, 2020 and 2019, respectively.

Note 6 – Debt

Loan payable - Paycheck Protection Program (“PPP”)

On April 17, 2020, the Company received loan proceeds in the amount of approximately $131,100 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualified business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for the Economic Injury Disaster Loan (“EIDL”) advance of $10,000 that the Company received on April 28, 2020. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period by more than 25%. The Company believes that its use of the loan proceeds of $121,100, net of EIDL advances, complied with the conditions for forgiveness of the loan and interest. The Company filed for loan forgiveness and the application was approved on January 8, 2021. The PPP loan was accounted for as a government grant and the forgiveness of the loan was recorded in other income in the year ended December 31, 2020.

Small Business Administration Loans (“SBA”)

On July 17, 2020, the Company received a loan in the amount of $150,000 from the SBA EIDL program administered by the SBA pursuant to the CARES Act. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loan primarily for working capital to alleviate economic injury caused by the COVID Pandemic occurring in the month of January 2020 and continuing thereafter. The SBA loan is scheduled to mature on July 17, 2050 with a 3.75% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable, including principal and interest, of $731 commences on July 17, 2021 payable over 30 years.

The obligation is payable as follows:

Twelve months ended December 31,	Amount

2021	$4,386
2022	8,772
2023	8,772
2024	8,772
2025	8,772
Thereafter	215,068
Total SBA loan payment	254,542
Interest	(102,198)
Present value of SBA loan	152,344
Current portion of SBA loan	(2,344)
Non-current portion of SBA loan	$150,000

Interest expense for the year ended December 31, 2020 amounted to $2,344.

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer Mr. Dinghua Wang’s friends and the spouse of a former board member of the Company. These advances have a weighted average annual interest rates of 9% and 10% for the years ended December 31, 2020 and 2019, respectively, are unsecured, and were due on demand but no later than March 30, 2024. As of December 31, 2020 and 2019, the Company owed $0 and $1,500,000 to these third parties, respectively. The full balance of the loans of $1,500,000 was transferred to DW California Food Distribution LLC (“DW Food), a California limited liability company that is owned by Mr. Dinghua Wang, the Company’s Chairman and Chief Executive Officer, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock (See Note 7 – Related Party Transactions).

Interest expense for the years ended December 31, 2020 and 2019 for the above loans amounted to $136,937 and $42,362, respectively.

Due to third parties, non-interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chief Executive and Financial Officer, Mr. Dinghua Wang’s friends and a former board member of the Company. These advances do not bear interest, are unsecured, and are due on demand but no later than March 30, 2024. As of December 31, 2020 and 2019, the Company owed $0 and $100,000 to these third parties, respectively. The full balance of the loans of $100,000 was transferred to DW Food, a related party, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock (See Note 7 – Related Party Transactions).

Long term debt

In March 2020, the Company purchased and financed a vehicle with a six year loan for a total of approximately $124,000. The Company traded in a fully depreciated vehicle and received a credit of $16,000. The monthly payments are $1,715 from March 2020 to February 2026, with interest at 4.56% per annum.

The obligation is payable as follows:

Year ended December 31,	Amount

2021	$16,623
2022	17,395
2023	18,203
2024	19,049
2025	19,934
Thereafter	3,411
Total long-term debt payment	94,615
Current portion of long-term debt	(15,208)
Long term debt	$79,407

Interest expense for the year ended December 31, 2020 for the above loan amounted to $3,866.

Note 7 – Related Party Transactions

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest on this loan on Mr. Dinghua Wang’s behalf. The loan had interest of 9.99%. The loan was repaid in October 2019.

Interest expense for the year ended December 31, 2019 for the above loan was $38,849.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Dinghua Wang at the time of the transaction. During the years ended December 31, 2020 and 2019, advances totaled $27,927 and $242,335, respectively, and payments to Mr. Dinghua Wang totaled $410,375 and $312,331, respectively. As of December 31, 2020 and 2019, the balance due to Mr. Dinghua Wang, non-interest bearing, amounted to $55,607 and $2,438,055, respectively. This balance is unsecured.

In December 2020, the Company entered into a debt repayment agreement with Mr. Dinghua Wang, and DW Food in which the Company agreed to repay $5,243,839 of debt, of which $2,000,000 was owed to Mr. Dinghua Wang and $3,243,839 was owed to DW Food, in exchange for shares of Common Stock of the Company for an aggregate of 5,243,839 shares at a price of $1.00 per share

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest and are unsecured. As of December 31, 2020 and December 31, 2019, the Company owed $0 and $95,000 to such employee. The full balance of the advances of $95,000 was transferred to DW Food, a related party, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock.

Advances from related parties, interest bearing

The Company borrowed $30,000 from a related party to fund operations in July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer, Mr. Dinghua Wang. The advance had an annual interest rate of 10%, was unsecured and was due on March 20, 2024. As of December 31, 2020 and December 31, 2019, the Company owed $0 and $30,000 to this related party, respectively. The full balance of the advances of $30,000 was transferred to DW Food, a related party, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock.

Interest expense for the years ended December 31, 2020 and 2019 for the above loans amounted to $2,753 and $3,000, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer, Mr. Dinghua Wang’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on March 20, 2024. As of December 31, 2020 and December 31, 2019, the Company owed $0 and $518,839 to these related parties, respectively. The full balance of the advances of $518,839 was transferred to DW Food, a related party, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020	Year ended December 31, 2019
Federal statutory rate	21.0%	21.0%
State statutory rate	7.0%	7.0%
Valuation allowance	(24.2)%	(20.2)%
Permanent difference *	(3.8)%	(7.9)%
Effective tax rate	0.0%	(0.1)%

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. Net operating loss for the years ended 2017 through 2019 of approximately $3.4 million will not expire but limited to 80% of income until utilized. Net operating loss for the years ended 2016 and prior will expire in the years 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Allowance for doubtful accounts	$-	$11,476
Amortization of intangible assets	181,334	196,445
Net operating losses	2,593,424	2,125,102
Deferred tax assets	2,774,757	2,333,023
Valuation allowance	(2,774,757)	(2,333,023)
Deferred tax assets, net	$-	$-

Changes in the valuation allowance for deferred tax assets increased by $441,734 and $145,578 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company did not utilize any deferred tax assets from the prior period.

As of December 31, 2020, federal tax returns filed for 2017, 2018 and 2019 remain subject to examination by the taxing authorities. As of December 31, 2020, California tax returns filed for 2016, 2017, 2018 and 2019 remain subject to examination by the taxing authorities

Note 9 – Leases

Operating lease

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that do not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. There was no impact from the adoption of ASC 842 as of January 1, 2019, as the Company did not have any existing leases with a lease term in excess of twelve months on January 1, 2019.

In January 2019, the Company entered an office lease agreement with a 5-year lease term starting in March 2019 and ending in February 2024. The Company recognized lease liabilities of approximately $618,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 4.78%, which was determined using the Company’s estimated incremental borrowing rate. As of December 31, 2020, the remaining term of the lease is 3.17 years.

In March 2020, the Company entered another new office lease agreement with a 3-year lease term starting in March 2020 and ending in February 2023. The Company recognized lease liabilities of approximately $279,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which was determined using the Company’s incremental borrowing rate. As of December 31, 2020, the remaining term of the lease is 2.17 years

The Company also leases factory space on a month-to-month basis, which it classifies as an operating lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the years ended December 31, 2020 and 2019, lease expenses amounted to $264,479 and $157,955, respectively, of which, $42,000 and $42,000 are short-term lease expenses, respectively.

 The five-year maturity of the Company’s lease obligations is presented below:

Year ended December 31,

2021	$247,107
2022	242,932
2023	163,885
2024	24,656
Total lease payments	678,580
Less: interest	(45,177)
Present value of lease liabilities	$633,403

Note 10 – Contingencies

Contingencies

Coronavirus (COVID-19)

At the end of 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) which has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China, United States, and elsewhere around the world.

Substantially all of the Company’s revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to the material negative impact to the Company’s production and delivery, total revenues, slower collection of accounts receivables and additional allowances for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of COVID-19. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

In addition, due to the of COVID-19 going around the world and some of the Company’s raw materials are sourced from outside of the United States, the raw material supplies have been and might continue to be negatively impacted due to increases of shipping costs and shortages of raw materials around the world. Consequently, COVID-19 has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to the shortage, delay of shipment, and increased price of raw materials for the Company’s products.

Because of the uncertainty surrounding COVID-19, the financial impact for 2021 cannot be reasonably estimated at this time. Our total revenues in 2020 were lower as compared to the same period of 2019.

Note 11 – Equity

Private placements

During the year ended December 31, 2019, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold in private placements an aggregate of 140,400 shares of the Company’s common stock, at a purchase price of $1.00 per share for an aggregate offering price of $140,400. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On November 28, 2019, the Company entered into a Securities Purchase Agreement with TBS Capital Management Limited, a company incorporated in Hong Kong (“TBS”), pursuant to which the Company agreed to sell to TBS in a private placement, 2,000,000 shares (the “Shares”) of the Company’s common stock, at a $1.00 per Share for an aggregate of $2,000,000. As of the date of this report, no shares have been issued to TBS as the closing conditions required by this Securities Purchase Agreement have not been met.

During the year ended December 31, 2020, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold in private placements an aggregate of 1,700,000 shares of the Company’s common stock, at a $1.00 per share for an aggregate of $1,700,000.

In connection with the private placements, the Company issued an aggregate of 12,000 shares of Common Stock to various unrelated third-parties outside of the U.S. as compensation for introducing private placement investors outside of the U.S. to the Company. These shares were valued at $12,000, which was determined by using the associated average private placement purchase price of $1.00 per share. The value of the shares was accounted for as a reduction of additional paid-in capital because the issuances were made as compensation for financing-related services in connection with the Company’s private placement.

As of December 31, 2020 and 2019, $1,735,695 and $1,140,695, respectively, were unpaid and recognized as stock subscription receivables in the accompanying statements of changes in shareholders’ deficit. During the years ended December 31, 2020 and 2019, the Company received $50,000 and $109,305 of the stock subscription receivables, respectively.

Settlement of debt

On March 19, 2019, the Company entered into two Debt Repayment Agreements with two creditors of the Company (the “Creditors”), pursuant to which the Company agreed to repay $135,851 owed to the Creditors in the form of 295,480 shares of Company’s common stock at an average of $0.46 per share (the “Debt Repayment”). The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The closing price of the Company’s common stock on March 19, 2019 was $0.60 per share, which resulted in a loss on settlement of debt of $41,437.

On March 30, 2019, the Company entered into four Debt Repayment Agreements with four creditors of the Company (the “Creditors”), pursuant to which the Company agreed to repay $868,682 owed to the Creditors in the form of 976,364 shares of Company’s common stock at an average of $0.89 per share (the “Debt Repayment”). The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The closing price of the Company’s common stock on March 30, 2019 was $0.60 per share, which resulted in a gain on settlement of debt of $282,863.

On December 11, 2020, the Company entered into a Debt Repayment Agreement with Mr. Dinghua Wang and DW Food, a company that is owned by him, pursuant to which the Company agreed to repay $5,243,839 of debt owed to Mr. Dinghua Wang and his Company in the form of shares of Common Stock of the Company for an aggregate of 5,243,839 shares at a price of $1.00 per share, which was determined by using the latest private placement purchase price of $1.00 per share. As a result, there was no gain/loss recorded in these transactions. The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended.

Common stock issued for consulting services

On August 30, 2018, the Company entered into two advisory agreements with two advisors (the “Financial Advisors”), pursuant to which the Company engaged the Financial Advisors to provide certain financial advisory services for a service period of six months. As compensation for the services, the Company agreed to issue the Financial Advisors an aggregate of 67,916 shares of its common stock, par value $0.001. These shares were valued at $20,375, determined using the closing price of the Company’s common stock on August 30, 2018 of $0.30 per share. For the years ended December 31, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $0 and $6,792, respectively.

On January 23, 2019, the Company entered into a consulting agreement with Redfield Management Service Limited for business, finance and investor relations services. The consultant is due a monthly consulting fee of $7,000 and 50,000 shares, to be paid every three months. The term of the agreement was for one year. The service agreement was terminated at the end of April 2019 and the Company issued a total of 200,000 shares of its common stock. For the year ended December 2019, amortization of deferred stock compensation of these shares was $120,000.

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), pursuant to which GMU was to provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 1,000,000 shares of common stock of the Company (the “Share Payment”). The cash payments required of $7,500 per month in the agreement were cancelled in May 2019. However, GMU was required to provide services in respect to the stock compensation for the remaining term of the agreement until March 12, 2020. For the years ended December 31, 2020 and 2019, amortization of deferred compensation of these shares amounted to $125,000 and $475,000, respectively.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. The RSUs vested 30% on both July 13, 2019 and 2020 and the remaining 40% of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and are being amortized ratably over the term of the vesting period of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the years ended December 31, 2020 and 2019, amortization of deferred stock compensation of these shares amounted to $296,101 and $255,300, respectively. Deferred stock compensation of $179,992 and $476,093 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of December 31, 2020 and 2019, respectively.

The following table summarizes unvested restricted common stock activity for the years ended December 31, 2020 and 2019:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2018	2,300,000	$-
Granted	-	0.37
Vested	690,000	-
Forfeited	-	-
Outstanding as of December 31, 2019	1,610,000	$0.37
Granted	-	-
Vested	690,000	-
Forfeited	-	-
Outstanding as of December 31, 2020	920,000	$0.37

Note 12 – Subsequent Events

Paycheck Protection Program (“PPP”)

On January 31, 2021, the Company received approval for loan proceeds of $137,792 under the U.S. Small Business Administration (“SBA”) second round of Paycheck Protection Program (“PPP”).

The Company evaluated all events and transactions that occurred after December 31, 2020 up through the date the Company issued these financial statements on March 30, 2021.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Office/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Under the supervision of our Chief Executive Officer/ Chief Financial Officer, and with the participation of our management, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2020, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2020, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2020. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

Lack of Accounting and Finance Expertise – Our current accounting staff is relatively small, and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP.

Remediation

Our management has dedicated resources to correct the control deficiencies and to ensuring that we take proper steps to improve our internal control over financial reporting in the area of financial statement preparation and disclosure.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Position

Ding Hua Wang	57	Chairman, CEO, CFO, President and Director
Xun Zhang	59	Director
Vickie Ho	39	Executive Vice President

Ding Hua Wang joined our predecessor company in January 2007 as a product consultant. In November 2007, he became CEO, CFO, President and Chairman of our predecessor company and has been CEO, CFO, President, Chairman and Director of our Company since March 2011. From August 2005 to December 2006, Mr. Dinghua Wang was CEO of Ansheng Company International Products, a nutrition products manufacturing and wholesale company. From January 1999 to August 2005, Mr. Dinghua Wang was CEO of Ansheng Company, a Chinese herbal medicine imports and store sales company. Mr. Dinghua Wang studied at Zhejiang University of Traditional Chinese Medicine from January 1986 to February 1991. He attended American Global University in alternative medicine from August 2001 to September 2003 but did not receive a degree. As a member of the board, Mr. Dinghua Wang contributes significant industry-specific experience and expertise on our products and services. Mr. Dinghua Wang also contributes his knowledge of the Company and a deep understanding of all aspects of our business, products and markets, as well as substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

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

Because the Chinese legal system is different from that in the U.S., please refer to the Complaint filed as noted in “Legal Proceedings” and filed as an Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2014 as it affects Dinghua Wang. Although not being named a defendant personally, the Complaint discussed Mr. Dinghua Wang’s activities and indicated that the following order had been issued against Mr. Dinghua Wang: “After the case was discovered, Dinghua Wang’s special accounts for sales under the Company’s DSA model in China were blocked and the funds in the amount of RMB 22,848,737.5 and $1,320.87 in the accounts were frozen.” At the date of filing of this report, the status of this Order was still open. Accordingly, Mr. Dinghua Wang may be considered to have been involved in one or more of the above named activities in the last 10 years

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer given the limited scope of our operations.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(a) reporting requirements.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), our three most highly compensated executive officers other than our PEO and PFO, who occupied such position at the end of our latest fiscal year and up to two additional individuals who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third-party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2020, and 2019.

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Ding Hua Wang	CEO and CFO and President	2020	$-	$-	$-	$-	$-	$-	$-
		2019	$-	$-	$-	$-	$-	$-	$-

Vickie Ho	Executive Vice President	2020	$148,800	$-	$128,745	$-	$-	$-	$277,545
		2019	$148,800	$-	$111,004	$-	$-	$-	$259,804

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 20120

The following table sets forth information regarding all unexercised, unvested, outstanding equity awards held, as of December 31, 2020, by those individuals who served as our named executive officers during any part of fiscal year 2020.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ding Hua Wang	-	-	-	-	-	-	-	-	-
Xun Zhang	-	-	-	-	-	-	-	-	-
Vickie Ho	-	-	-	-	-	-	-	400,000	78,261

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2020.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2020:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group as of March 25, 2021. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days of March 25, 2021 through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days of March 25, 2021, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days of March 25, 2021. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is 100 N Barranca Street #1000, West Covina, CA 91791.

Name	Number of Shares of Common stock	Percentage

Ding Hua Wang	94,711,912	50.9%
Xun Zhang	500,000	0.3%
Vickie Ho*	600,000	0.3%
All officers and directors as a group [3 persons]	95,811,912	51.5%

*600,000 shares were vested but have not been issued as of March 25, 2021.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 185,935,937 shares of common stock outstanding as of March 25, 2021, which includes 1,380,000 vested shares but have not been issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to shareholder, interest bearing

In January 2016, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, pledged certain of his personal assets and obtained a personal loan from which he provided funds for the operations of the Company. In consideration for the funds the Company received, the Company agreed to pay the interest on this loan on Mr. Dinghua Wang’s behalf. The loan had interest of 9.99%. The loan was repaid in October 2019.

Interest expense for the year ended December 31, 2019 for the above loan was $38,849.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang, a major shareholder, director, Chief Executive and Financial Officer of the Company, advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Dinghua Wang at the time of the transaction. During the years ended December 31, 2020 and 2019, advances totaled $27,927 and $242,335, respectively, and payments to Mr. Dinghua Wang totaled $410,375 and $312,331, respectively. As of December 31, 2020 and 2019, the balance due to Mr. Dinghua Wang, non-interest bearing, amounted to $55,607 and $2,438,055, respectively. This balance is unsecured.

In December 2020, the Company entered into a debt repayment agreement with Mr. Dinghua Wang, and DW Food in which the Company repaid $5,243,839 of debt, of which $2,000,000 was owed to Mr. Dinghua Wang and $3,243,839 was owed to DW Food, in exchange for shares of Common Stock of the Company for an aggregate of 5,243,839 shares at a price of $1.00 per share

Due to employee

The Company has borrowed money from Vickie Ho, Executive Vice President of the Company, to fund operations. These advances do not bear interest and are unsecured. As of December 31, 2020 and December 31, 2019, the Company owed $0 and $95,000 to such employee. The full balance of the advances of $95,000 was transferred to DW Food, a related party, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock.

Advances from related parties, interest bearing

The Company borrowed $30,000 from a related party to fund operations in July 2016. This related party is the son of the Company’s Chief Executive and Financial Officer, Mr. Dinghua Wang. The advance had an annual interest rate of 10%, was unsecured and was due on March 20, 2024. As of December 31, 2020 and December 31, 2019, the Company owed $0 and $30,000 to this related party, respectively. The full balance of the advances of $30,000 was transferred to DW Food, a related party, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock.

Interest expense for the years ended December 31, 2020 and 2019 for the above loans amounted to $2,753 and $3,000, respectively.

Advances from related parties, non-interest bearing

The Company has borrowed money from certain related parties to fund operations. The related parties consist of the Chief Executive and Financial Officer, Mr. Dinghua Wang’s immediate family members and relatives. These advances do not bear interest, are unsecured and are due on March 20, 2024. As of December 31, 2020 and December 31, 2019, the Company owed $0 and $518,839 to these related parties, respectively. The full balance of the advances of $518,839 was transferred to DW Food, a related party, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock.

Director Independence

Our board of directors has determined that Mr. Xun Zhang is qualified as “independent” as the term is defined by Rule 5605(a)(2) of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services

The Company incurred audit fees in the total of $134,000 and $118,000 for fiscal years 2020 and 2019, respectively.

The following table shows the aggregate fees paid or accrued by us for the audit and other services provided by our auditors for fiscal 2020 and 2019.

	2020	2019

Audit Fees	$134,000	$118,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$134,000	$118,000

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

3.3

Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevada on October 13, 2020,  Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2020)

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

10.5

Strategic Cooperation Agreement by and between Merion, Inc. and Alitaitai Industrial Holding Group, dated January 8, 2019 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 14, 2019.

10.6	Lease Agreement between Merion, Inc. and Barranca Tower, LLC on January 25, 2019.

10.7	Consulting Agreement between Merion, Inc. and Global Merchants Union on March 13, 2019 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 15, 2019.

10.8	Debt Repayment Agreement by and among Merion, Inc. and Tan Wen Zuo GiGi, dated March 19, 2019 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 22, 2019.

10.9	Debt Repayment Agreement by and between Merion, Inc. and Shen Xiu Zhen, dated March 19, 2019 – Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on March 22, 2019.

10.10

Securities Purchase Agreement by and between the Company and Jinzhuang Zhang, dated January 13, 2020 - Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 16, 2020.

10.11	Securities Purchase Agreement by and between the Company and Deping Song, dated January 14, 2020 - Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on January 16, 2020

10.12	Securities Purchase Agreement by and between the Company and Jinming Chen, dated January 25, 2020 - Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 27, 2020.

10.13

Securities Purchase Agreement by and between the Company and Charming Life International, LLC, dated September 7, 2020 - Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on September 9, 2020.

10.14	Securities Purchase Agreement by and between the Company and Min Zhang, dated September 7, 2020 - Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on September 9, 2020.

10.15

Securities Purchase Agreement by and between the Company and Vickie Hienthuc Duong, dated September 22, 2020 - Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on September 24, 2020.

10.16

Securities Purchase Agreement by and between the Company and Vickie Hienthuc Duong, dated October 19, 2020 - Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on October 19, 2020.

10.17

Form of Debt Sale Agreement by and among the Company, certain creditors of the Company and DW California Food Distribution LLC dated November 29 and November 30, 2020, Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 2, 2020.

10.18

Debt Repayment Agreement by and among the Company, Dinghua Wang and DW California Food Distribution LLC, dated December 11, 2020, Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 15, 2020.

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

Merion, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ding Hua Wang	March 30, 2021	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	Principal Executive Officer,	March 30, 2021
Principal Financial Officer,
Principal Accounting Officer and Director

/s/ Xun Zhang	Xun Zhang	Director	March 30, 2021

