Form 10-Q
period 2021-03-31
Merion, Inc.
filed 2021-05-14
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 184,555,937 shares as of May 11, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$6,034	$9,506
Accounts receivable, net	75,388	75,258
Inventories	143,271	80,730
Prepaid expenses	37,861	190,059
TOTAL CURRENT ASSETS	262,554	355,553

PROPERTY AND EQUIPMENT, net	385,031	400,694
OPERATING RIGHT-OF-USE ASSETS	559,606	612,118
DEPOSITS	15,410	15,410
TOTAL ASSETS	$1,222,601	$1,383,775

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Loan payable - paycheck protection program	$137,792	$-
Loan payable - economic injury disaster loan	3,750	2,344
Accounts payable and accrued expenses	92,109	113,125
Deferred revenue	515,448	503,448
Operating lease liabilities - current	217,082	221,819
Long term debt - current	15,382	15,208
Due to shareholder, non-interest bearing	42,286	55,607
TOTAL CURRENT LIABILITIES	1,023,849	911,551

NON-CURRENT LIABILITIES:
Operating lease liabilities - non-current	356,077	411,584
Long term debt	75,148	79,407
Loan payable - economic injury disaster loan	150,000	150,000
TOTAL NON-CURRENT LIABILITIES	581,225	640,991

TOTAL LIABILITIES	1,605,074	1,552,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 184,555,937 shares issued and outstanding, as of March 31, 2021 and December 31, 2020	184,556	184,556
Stock subscription receivable	(1,735,695)	(1,735,695)
Additional paid-in capital	26,316,572	26,316,572
Deferred stock compensation	(96,058)	(179,992)
Deficit	(25,051,848)	(24,754,208)
TOTAL SHAREHOLDERS' DEFICIT	(382,473)	(168,767)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,222,601	$1,383,775

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
SALES
Direct Sales	$961	$20,977
OEM and Packaging	434,401	45,011
TOTAL SALES	435,362	65,988

COST OF SALES
Direct Sales	89	6,530
OEM and Packaging	225,346	9,443
Inventory write-down	4,075	8,217
Idle Capacity	8,014	23,499
TOTAL COST OF SALES	237,524	47,689

GROSS PROFIT	197,838	18,299

OPERATING EXPENSES
Selling expenses	46,103	13,431
General and administrative expenses	366,606	383,608
Stock compensation expense	83,934	188,650
Gain on disposal of equipment	-	(16,000)
Total operating expenses	496,643	569,689

LOSS FROM OPERATIONS	(298,805)	(551,390)

OTHER INCOME (EXPENSE), net
Other income	5,020	207
Finance expenses	(3,855)	(41,587)
Total other income (expense), net	1,165	(41,380)

LOSS BEFORE INCOME TAXES	(297,640)	(592,770)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(297,640)	$(592,770)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	184,555,937	177,528,749

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Three Months Ended March 31, 2020
			Stock	Additional	Deferred
	Common Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2020	177,404,608	$177,404	$(1,140,695)	$19,184,395	$(601,093)	$(22,935,870)	$(5,315,859)
Net loss	-	-	-	-	-	(592,770)	(592,770)
Amortization of deferred stock compensation	-	-	-	-	188,650	-	188,650
Issuance of common stock for cash and financing related services	162,000	162	(20,000)	149,838	-	-	130,000
Collection of stock subscription	-	-	50,000	-	-	-	50,000
BALANCE, March 31, 2020 (Unaudited)	177,566,608	$177,566	$(1,110,695)	$19,334,233	$(412,443)	$(23,528,640)	$(5,539,979)

	For the Three Months Ended March 31, 2021
			Stock	Additional	Deferred
	Common Stock		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2021	184,555,937	$184,556	$(1,735,695)	$26,316,572	$(179,992)	$(24,754,208)	$(168,767)
Net loss	-	-	-	-	-	(297,640)	(297,640)
Amortization of deferred stock compensation	-	-	-	-	83,934	-	83,934
BALANCE, March 31, 2021 (Unaudited)	184,555,937	$184,556	$(1,735,695)	$26,316,572	$(96,058)	$(25,051,848)	$(382,473)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)
	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(297,640)	$(592,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,663	12,221
Gain on disposal of equipment	-	(16,000)
Stock compensation expense	83,934	188,650
Amortization of operating right-of-use assets	52,512	35,760
Bad debt expense	-	17,434
Inventory write-down	4,075	8,217
Changes in operating assets and liabilities
Accounts receivable	(130)	(12,322)
Inventories	(66,616)	(12,504)
Prepaid expenses	152,198	9,263
Accounts payable and accrued expenses	(19,610)	241,261
Deferred revenue	12,000	(1,253)
Operating lease liabilities	(60,244)	(64,550)
Net Cash Used in Operating Activities	(123,858)	(186,593)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	-	180,000
Advances from shareholder	4,519	8,953
Repayment of shareholder loan	(17,840)	(10,435)
Advances from third parties	-	10,000
Proceeds from loan payable - paycheck protection program	137,792	-
Principal payments of long-term debt	(4,085)	(1,306)
Net Cash Provided by Financing Activities	120,386	187,212

Net Change in Cash	(3,472)	619

Cash, beginning of period	9,506	9,237

Cash, end of period	$6,034	$9,856

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,061	$409
Cash paid for income tax	$-	$-
	.
Non-cash Transactions of Investing and Financing Activities:
Initial recognition of operating right-of-use assets and lease liabilities	$-	$278,883
Nonmonetary exchange of equipment and issuance of debt for equipment	$-	$123,902

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s unaudited condensed financial statements include the useful lives of property and equipment, the collectability of receivables and impairment on long-lived assets. The inputs into the Company’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Actual results could differ from those estimates.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Accounts receivable	$75,388	$75,258
Allowance for doubtful accounts	-	-
Accounts receivable, net	$75,388	$75,258

Movement of the allowance for doubtful accounts is as follows:

	Three months ended March 31, 2021	Year Ended December 31, 2020
	(Unaudited)

Beginning balance	$-	$41,011
Provision for doubtful accounts	-	28,723
Less: write-offs	-	(69,734)
Ending balance	$-	$-

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials in our manufacturing facility. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. For the three months ended March 31, 2021 and 2020, the Company recognized $4,075 and $8,217, respectively, of inventory obsolescence reserves or write-downs.

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

Long-Lived Assets

Long-lived assets, including property, equipment, and right-of-use-assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Management reviewed the impact of COVID-19 and the related disruptions on the Company’s operating results, and based upon potential orders, it believes that currently there was no impairment during the three months ended March 31, 2021 and 2020.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $661 and $699 for the three months ended March 31, 2021 and 2020, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of March 31, 2021 and December 31, 2020 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of March 31, 2021 and December 31, 2020.

The majority of the Company’s product sales are generated from China and all of the Company’s OEM and packaging sales are generated from the United States.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $15,492 and $3,466 for the three months ended March 31, 2021 and 2020, respectively.

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

920,000 shares and 1,610,000 of unvested restricted common stock granted to three employees which all have a vesting period of three years are excluded in the diluted EPS calculation for the three months ended March 31, 2021 and 2020, respectively, due to its anti-dilutive nature. There were no other potential dilutive securities outstanding for the three months ended March 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States. The Company had no uninsured balances as of March 31, 2021.

Major Customers and Suppliers

For the three months ended March 31, 2021, one customer accounted for approximately 94% of the Company’s sales and for the three months ended March 31, 2020, three customers accounted for approximately 68% (29%, 25% and 14%) of the Company’s sales.

As of March 31, 2021, one customer accounted for approximately 100% of the Company’s accounts receivable. As of December 31, 2020, one customer accounted for approximately 82% of the Company’s accounts receivable.

For the three months ended March 31, 2021, two suppliers accounted for 87% (74% and 13%) of the Company’s product purchases and for the three months ended March 31, 2020, one supplier accounted for 100% of the Company’s product purchases.

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

New Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on January 1, 2023 assuming the Company will remain eligible to be a smaller reporting company. The Company is currently evaluating the impact of this new standard on the Company’s unaudited condensed financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning January 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The adoption of this ASU on January 1, 2021 did not have any significant impact on Company’s unaudited condensed financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards and updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for the three months ended March 31, 2021. These reclassifications have no effect on the statements of operations and cash flows.

Note 4 – Inventories

Inventories consist of raw materials for production and finished goods available for resale, and can be categorized as:

	March 31, 2021	December 31, 2020
	(Unaudited)
Raw materials	$113,351	$51,078
Work-in-progress	9,282	8,925
Finished goods	20,638	20,727
Inventories	$143,271	$80,730

Note 5 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	123,902	123,902
Leasehold improvements	40,053	40,053
Machinery	420,000	420,000
Total	725,594	725,594
Less: accumulated depreciation and amortization	(340,563)	(324,900)
Property and equipment, net	$385,031	$400,694

Depreciation expense totaled $15,663 and $12,221 for the three months ended March 31, 2021 and 2020, respectively.

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

On February 2, 2021, the Company received loan proceeds of $137,792 under the U.S. Small Business Administration (“SBA”) second round of Paycheck Protection Program (“PPP”). The Company currently believes that its use of the loan proceeds of $137,792 will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness during the twenty-four weeks covered period after receipt of loan proceeds. There can be no assurance that the full amount of the loan will be forgiven.

Loan payable – Economic Injury Disaster Loan (“EIDL”)

On July 17, 2020, the Company received a loan in the amount of $150,000 from the Small Business Administration (“SBA”) EIDL program administered by the SBA pursuant to the CARES Act. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loan primarily for working capital to alleviate economic injury caused by the COVID Pandemic occurring in the month of January 2020 and continuing thereafter. The SBA loan is scheduled to mature on July 17, 2050 with a 3.75% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable, including principal and interest of $731, commences on July 17, 2021 payable over 30 years.

The obligation is payable as follows:

Twelve months ended March 31,	Amount
(Unaudited)
2022	$6,579
2023	8,772
2024	8,772
2025	8,772
2026	8,772
Thereafter	212,875
Total SBA loan payment	254,542
Interest	(100,792)
Present value of SBA loan	153,750
Current portion of SBA loan	(3,750)
Non-current portion of SBA loan	$150,000

Interest expense for the three months ended March 31, 2021 amounted to $1,406.

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of the Chairman, Chief Executive and Financial Officer of the Company Mr. Dinghua Wang’s friends and the spouse of a former board member of the Company. These advances have a weighted average annual interest rates of 10% for the three months ended March 31, 2020, are unsecured. The full balance of the loans of $1,500,000 was transferred to DW California Food Distribution LLC (“DW Food), a California limited liability company that is owned by Mr. Dinghua Wang, the Company’s Chairman and Chief Executive and Financial Officer, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock (See Note 7 – Related Party Transactions).

Interest expense for the three months ended March 31, 2021 and 2020 for the above loans amounted to $0 and $37,198, respectively.

Long term debt

In March 2020, the Company purchased and financed a vehicle with a six year loan for a total of approximately $124,000. The Company traded in a fully depreciated vehicle and received a credit of $16,000. The monthly payments are $1,715 from March 2020 to February 2026, with interest at 4.56% per annum.

The obligation is payable as follows:

Twelve months ended March 31,	Amount
(Unaudited)
2022	$16,813
2023	17,594
2024	18,411
2025	19,266
2026	18,446
Total long-term debt payment	90,530
Current portion of long-term debt	(15,382)
Long term debt	$75,148

Interest expense for the three months ended March 31, 2021 and 2020 for the above loan amounted to $1,061 and $409, respectively.

Note 7 – Related Party Transactions

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Dinghua Wang at the time of the transaction. During the three months ended March 31, 2021 and 2020, advances totaled $4,519 and $8,953, respectively, and repayments totaled $17,840 and $10,435, respectively. As of March 31, 2021 and December 31, 2020, the balance due to Mr. Dinghua Wang, non-interest bearing, amounted to $42,286 and $55,607, respectively. This balance is unsecured.

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

Interest expense for the three months ended March 31, 2020 for the above loan amounted to $748.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020
	(Unaudited)	(Unaudited)
Federal statutory rate	21.0%	21.0%
State statutory rate	7.0%	7.0%
Valuation allowance	(18.8)%	(18.4)%
Permanent difference *	(9.2)%	(9.6)%
Effective tax rate	0.0%	0.0%

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. Net operating loss for the years ended 2017 through 2020 of approximately $4.8 million will not expire but limited to 80% of income until utilized. Net operating loss for the years ended 2016 and prior of approximately $4.4 million will expire in the years 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Amortization of intangible assets	$177,556	$181,334
Net operating losses	2,653,065	2,593,424
Deferred tax assets	2,830,621	2,774,757
Valuation allowance	(2,830,621)	(2,774,757)
Deferred tax assets, net	$-	$-

Changes in the valuation allowance for deferred tax assets increased by $55,864 and $109,152 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the Company did not utilize any deferred tax assets from the prior period.

As of March 31, 2021, federal tax returns filed for 2018, 2019 and 2020 remain subject to examination by the taxing authorities. As of March 31, 2021, California tax returns filed for 2017, 2018, 2019 and 2020 remain subject to examination by the taxing authorities

Note 9 – Leases

Operating leases

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

In January 2019, the Company entered an office lease agreement with a 5-year lease term starting in March 2019 and ending in February 2024. The Company recognized lease liabilities of approximately $618,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 4.78%, which was determined using the Company’s estimated incremental borrowing rate. As of March 31, 2021, the remaining term of the lease is 2.92 years.

In March 2020, the Company entered another new office lease agreement with a 3-year lease term starting in March 2020 and ending in February 2023. The Company recognized lease liabilities of approximately $279,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which was determined using the Company’s incremental borrowing rate. As of March 31, 2021, the remaining term of the lease is 1.92 years

The Company also leases factory space on a month-to-month basis, which it classifies as an operating lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2021 and 2020, lease expenses amounted to $70,286 and $53,620, respectively, of which, $10,500 and $10,500 are short-term lease expenses, respectively.

The four-year maturity of the Company’s lease obligations is presented below:

Twelve months ended March 31,	Amount
(Unaudited)
2022	$239,800
2023	235,654
2024	135,608
Total lease payments	611,062
Less: interest	(37,903)
Present value of lease liabilities	$573,159

Note 10 – Commitments and Contingencies

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

Substantially all of the Company’s revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to the material negative impact to the Company’s production and delivery, total revenues, slower collection of accounts receivable and additional allowances for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of COVID-19. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19.

In addition, due to the COVID-19 going around the world and some of the Company’s raw materials are sourced from outside of the United States, the raw material supplies have been and might continue to be negatively impacted due to increases of shipping costs and shortages of raw materials around the world. Consequently, COVID-19 has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to the shortage, delay of shipment, and increased price of raw materials for the Company’s products.

Because of the uncertainty surrounding COVID-19, the financial impact for 2021 cannot be reasonably estimated at this time. The Company started to recover its operations as total revenues for the three months ended March 31, 2021 were higher as compared to the same period of 2020.

Note 11 – Equity

Private placements

During the three months ended March 31, 2020, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold in private placements an aggregate of 162,000 shares of the Company’s common stock, at a purchase price of $1.00 per share for an aggregate offering price of $162,000. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended

As of March 31, 2021 and December 31, 2020, $1,735,695 were unpaid and recognized as stock subscription receivables in the accompanying statements of changes in shareholders’ deficit. During the three months ended March 31, 2021 and 2020, the Company received $0 and $50,000 of the stock subscription receivables, respectively.

Common stock issued for consulting services

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), pursuant to which GMU was to provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 1,000,000 shares of common stock of the Company (the “Share Payment”). The cash payments required of $7,500 per month in the agreement were cancelled in May 2019. However, GMU was required to provide services in respect to the stock compensation for the remaining term of the agreement until March 12, 2020. For the three months ended March 31, 2021 and 2020, amortization of deferred compensation of these shares amounted to $0 and $125,000, respectively.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 2,300,000 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. The RSUs vested 30% on both July 13, 2019 and 2020 and the remaining 40% of the RSUs will vest on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $0.37 per share, and are being amortized ratably over the term of the vesting period of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three months ended March 31, 2021 and 2020, amortization of deferred stock compensation of these shares amounted to $83,934 and $63,650, respectively. Deferred stock compensation of $96,058 and $179,992 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of March 31, 2021 and December 31, 2020, respectively.

The following table summarizes unvested restricted common stock activity for the three months ended March 31, 2021 and for the year ended December 31, 2020:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2019	1,610,000	$0.37
Granted	-	-
Vested	690,000	-
Forfeited	-	-
Outstanding as of December 31, 2020	920,000	$0.37
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of March 31, 2021	920,000	$0.37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q and our financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”).

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rates; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2020 Form 10-K.

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

Overview

Our Company is a manufacturer and provider of health and nutritional supplements and personal care products. Currently, we are mainly selling our products over the internet directly to end-user customers through our websites, www.dailynu.com and www.merionus.com, and to wholesale distributors through phone and electronic communication. Our major customers of our nutritional and beauty products are located in the Asian market, predominantly in the People’s Republic of China. Our major customers of our OEM and packaging products are located in the United States.

Since June 2014, we have sold our products primarily over the internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the internet through our websites, www.dailynu.com and www.merionus.com. As of the date of filing of this report, we market ten individual nutritional supplement products, three and five of which were introduced in 2018 and 2019 respectively, and one beauty product, which was also introduced in 2018, on our websites. We are no longer selling similar products of third parties on our websites.

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

As COVID-19 has limited the global travels and import goods, we moved our focus on local OEM and packaging business and it became our major revenue source in fiscal year 2021. The loss of one or more of our U.S. OEM and packaging customers could result in a potential loss of sales and have a negative effect on our operations if we cannot find one or more substitutes.

Our products are sensitive to business and personal discretionary spending levels, and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of downturn due to COVID-19, and the future economic environment continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. The increase of trade tensions between US and China and the spread of COVID-19 have and might continue to have negative impacts on our business. The reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and results of operations.

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

Our headquarters are located in California and were closed from March 19, 2020 to June 9, 2020. Due to the surge of Covid-19 cases in California, our offices were closed again from July 16, 2020 to September 16, 2020 and our employees worked remotely from home during these periods. Our offices have been reopened since September 16, 2020. Our manufacturing facility is located in Nevada and partially suspended its operations from March 23, 2020 to April 1, 2020 due to lack of raw materials and it has been operating normally since April 1, 2020. Substantially all of our product sales revenues are generated in China and all of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations have been and will continue be materially adversely affected, to the extent that COVID-19 harms the Chinese and U.S. economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19, efficacy and distribution of COVID-19 vaccines and the actions taken by government authorities and other entities in China and U.S. to contain COVID-19 or treat its impact, almost all of which are beyond our control.

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

Substantially all of our revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect our business operations, financial condition and operating results, including but not limited to the material negative impact to our production and delivery of our products, revenues and collection of accounts receivable and the additional allowance for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19 and the efficacy and distribution of COVID-19 vaccines. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 for the remaining year of 2021.

In addition, due to the COVID-19 going around the world and some of the Company’s raw materials sourced from outside of the United States, the raw material supplies have been and might continue to be negatively impacted due to increased shipping costs and shortage of raw materials around the world. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to the shortage of raw materials, delay of shipment, and increased price of raw materials for the Company’s products.

Because of the uncertainty surrounding COVID-19, the financial impact for 2021 cannot be reasonably estimated at this time. The Company started to recover as total revenues for the three months ended March 31, 2021 were higher as compared to the same period of 2020.

Looking ahead, we understand that these unprecedented times will have a financial impact to some of our customers, and might potentially cause loss of certain existing customers. Our plan has been to promote the awareness of the importance of health and our health supplement products, which in turn might build sales with new customers to offset the loss of any of our existing customers.

As COVID-19 continues to impact global business, the U.S. government established relief programs for small business such as the Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan program (“EIDL”). We received a PPP loan of $131,100 and EIDL loan of $150,000 to help fund our operation in 2020. The PPP loan was fully forgiven by the SBA administration in January 2021.

On February 2, 2021, the Company received loan proceeds of $137,792 under the U.S. Small Business Administration (“SBA”) second round of Paycheck Protection Program (“PPP”) to help fund our operations in 2021.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	For the three months ended March 31,
				Percentage
	2021	2020	Change	Change
Total sales	$435,362	$65,988	$369,374	559.8%
Total cost of sales	237,524	47,689	189,835	398.1%
Gross profit	197,838	18,299	179,539	981.1%
Operating expenses
Selling	46,103	13,431	32,672	243.3%
General and administrative	366,606	383,608	(17,002)	(4.4)%
Stock compensation expense	83,934	188,650	(104,716)	(55.5)%
Gain on disposal of equipment	-	(16,000)	16,000	(100.0)%
Total operating expenses	496,643	569,689	(73,046)	(12.8)%
Loss from operations	(298,805)	(551,390)	252,585	(45.8)%
Other income (expense), net	1,165	(41,380)	42,545	(102.8)%
Provision for income taxes	-	-	-	-
Net (loss)	$(297,640)	$(592,770)	$295,130	(49.8)%

Total sales increased by approximately $369,000 or 559.8%, from approximately $66,000 in the three months ended March 31, 2020 to approximately $435,000 in the three months ended March 31, 2021. The increase of sales was mainly due to the OEM contracts that the Company signed in 2020 and we began to fulfill some of those orders during the first quarter of 2021.

The cost of sales increased by approximately $190,000, or 398.1%, from approximately $48,000 in the three months ended March 31, 2020 to approximately $238,000 in the three months ended March 31, 2021. The increase of cost of sales was in line with our revenue as we fulfilled two large OEM orders during the first quarter of 2021.

Our overall gross margin percentage increased from approximately 27.7% in the three months ended March 31, 2020 to approximately 45.4% in the three months ended March 31, 2021, mainly due to the increase of sales in the three months ended March 31, 2021 as compared to the same period in 2020. We had more sales to absorb our fixed production costs during the first quarter of 2021 as our products normally have high gross margins. On the other hand, we had more idle capacity cost during the same period in 2020 which had driven down our gross margin.

Our product sales decreased by $20,016, or 95.4% from $20,977 for the three months ended March 31, 2020 to $961 for the same period in 2021. The gross margin percentage increased from approximately 68.9% in the three months ended March 31, 2020 to approximately 90.7% in the three months ended March 31, 2021. The reason for the increase of product sales gross margin percentage was due to the sale of products at retail price without any wholesale discounts in the three months ended March 31, 2021 while we offered some wholesales and bundle discounts to our customers during the same period in 2020.

Our OEM and packaging sales increased by $389,390, or 865.1% from $45,011 for the three months ended March 31, 2020 to $434,401 for the same period in 2021. The gross margin percentage decreased from approximately 79.0% in the three months ended March 31, 2020 to approximately 48.1% in the three months ended March 31, 2021. For the three months ended March 31, 2021, we had incurred more manufacturing overhead costs for our OEM and packaging sales with additional labor hours being allocated to such production due to increased production procedures as compared to the same period in 2020. In addition, the cost of raw materials of the two large OEM orders required higher material usage in the first quarter of 2021 as compared to the OEM and packaging products sold in the same period in 2020. As a result, our OEM and packaging sales gross margin percentage decreased by 30.9% during the three months ended March 31, 2021 as compared to the same period in 2020.

Selling expenses increased from approximately $13,000 in the three months ended March 31, 2020 to approximately $46,000 in the three months ended March 31, 2021. The increase of approximately $33,000, or 243.3%, was mainly due to the increase of approximately $30,000 of packing expenses and the increase of approximately $12,000 of shipping expenses as we have more OEM orders that requires packing and shipping services, offset by the decrease of approximately $9,000 of advertising, marketing and training expenses.

General and administrative (“G&A”) expenses decreased by approximately $17,000 from approximately $384,000 in the three months ended March 31, 2020 to approximately $367,000 in the three months ended March 31, 2021. The decrease was mainly attributable to the decrease of approximately $30,000 of payroll and benefit expenses as we did not replace our employees after their resignations and the decrease of approximately $17,000 of bad debt expenses, offset by the increase of approximately $17,000 of rent expense with our training center in New York, the increase of approximately $7,000 of professional fees and the increase of approximately $6,000 of other miscellaneous G&A expenses.

Stock compensation expenses decreased by approximately $105,000 during the three months ended March 31, 2021 compared to the same period in 2020. In March 2019, we issued 1,000,000 shares of our common stock to an advisor to provide certain business and financial operation and planning consultation services, and with amortization expenses of approximately $125,000, and such services were completed in March 2020 and we no longer incurred such costs in the three months ended March 31, 2021. Approximately $84,000 and $64,000, related to the amortization of the value of 2,300,000 shares of restricted common stock to three employees for the three months ended March 31, 2021 and 2020, respectively, which all have a vesting period of three years.

During the three months ended March 31, 2020, we traded in one of our vehicles which resulted in a gain of $16,000.

Other income (expense) increased by approximately $42,000 from an expense of approximately $(41,000) in the three months ended March 31, 2020 to income of approximately $1,000 in the three months ended March 31, 2021, mainly due to the decrease of interest expenses of approximately $38,000 incurred from the third and related parties interest bearing loans that were transferred to DW Food, a related party, through a debt sale agreement in December 2020 and subsequently paid with shares of the Company’s common stock in December 2020.

Net loss decreased by approximately $295,000 from approximately $593,000 in the three months ended March 31, 2020 to approximately $298,000 in the three months ended March 31, 2021, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2021, we had a cash balance of approximately $6,000, compared to a cash balance of approximately $10,000 at December 31, 2020.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and current liabilities of approximately $1.0 million, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need funds, our principal shareholder and Chief Executive and Financial Officer Mr. Dinghua Wang may lend additional money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

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

For the three months ended March 31, 2021, cash used in operating activities amounted to approximately $124,000 as compared to approximately $187,000 used in operating activities in the same period in 2020. Cash used in operating activities for the three months ended March 31, 2021 was primarily the result of our approximately $298,000 net loss, the increase of inventories of approximately $67,000 to secure inventories for our OEM orders, the decrease of accounts payable and accrued expenses of approximately $20,000 and the payment of lease liabilities of approximately $60,000. This amount was partially offset by the non-cash expense of approximately $84,000 in stock based compensation, approximately $16,000 of depreciation expenses and approximately $53,000 in amortization of operating leases right-of-use assets, the decrease of prepaid expenses approximately $152,000 as we realized our prepaid inventory purchases to fulfill our OEM orders and the increase of deferred revenue of $12,000.

For the three months ended March 31, 2021, financing activities provided approximately $120,000 as compared to approximately $187,000 during the three months ended March 31, 2020. Net cash received in the three months ended March 31, 2021 includes approximately $138,000 from the second round of the SBA PPP loan, and approximately $5,000 from a loan from our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang. These amounts were partially offset by our repayment of approximately $18,000 to our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang and approximately $4,000 of principal payments of long-term debt.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2021 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2021, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

Lack of Accounting and Finance Expertise – Our current accounting staff is relatively small, and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP.

We have taken certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside CPA firm with U.S. GAAP knowledge and SEC reporting experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

The Company’s operations are relatively small and uncomplicated, and as our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Controls over Financial Reporting

Except as disclosed above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Merion, Inc.

Title	Name	Date	Signature

Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)	Ding Hua Wang	May 14, 2021	/s/ Ding Hua Wang

