Form 10-Q
period 2021-06-30
Merion, Inc.
filed 2021-08-13
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 61,519,682 shares as of August 9, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$5,726	$9,506
Accounts receivable, net	-	75,258
Inventories	65,314	80,730
Prepaid expenses	83,816	190,059
TOTAL CURRENT ASSETS	154,856	355,553

PROPERTY AND EQUIPMENT, net	96,368	400,694
OPERATING RIGHT-OF-USE ASSETS	506,466	612,118
DEPOSITS	15,410	15,410
TOTAL ASSETS	$773,100	$1,383,775

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Loan payable - Paycheck Protection Program	$137,792	$-
Loan payable - Economic Injury Disaster Loan	5,156	2,344
Accounts payable and accrued expenses	34,172	113,125
Deferred revenue	608,319	503,448
Operating lease liabilities - current	229,073	221,819
Long term debt - current	17,004	15,208
Due to shareholder, non-interest bearing	41,029	55,607
TOTAL CURRENT LIABILITIES	1,072,545	911,551

NON-CURRENT LIABILITIES:
Operating lease liabilities - non-current	299,203	411,584
Long term debt	69,394	79,407
Loan payable - Economic Injury Disaster Loan	150,000	150,000
TOTAL NON-CURRENT LIABILITIES	518,597	640,991

TOTAL LIABILITIES	1,591,142	1,552,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 333,333,333 shares authorized, 61,519,682 shares issued and outstanding, as of June 30, 2021 and December 31, 2020*	61,520	61,520
Stock subscription receivable	(1,735,695)	(1,735,695)
Additional paid-in capital	26,439,608	26,439,608
Deferred stock compensation	(11,191)	(179,992)
Deficit	(25,572,284)	(24,754,208)
TOTAL SHAREHOLDERS' DEFICIT	(818,042)	(168,767)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$773,100	$1,383,775

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
SALES
Direct Sales	$16,420	$8,777	$17,381	$29,754
OEM and Packaging	744,687	20,347	1,179,088	65,358
TOTAL SALES	761,107	29,124	1,196,469	95,112

COST OF SALES
Direct Sales	13,211	8,521	13,300	15,051
OEM and Packaging	617,339	11,517	842,685	29,177
Inventory write-down	-	-	4,075	-
Idle Capacity	1,284	52,942	9,298	76,441
TOTAL COST OF SALES	631,834	72,980	869,358	120,669

GROSS PROFIT (LOSS)	129,273	(43,856)	327,111	(25,557)

OPERATING EXPENSES
Selling expenses	20,094	17,742	66,197	31,173
General and administrative expenses	301,334	309,188	667,940	692,796
Stock compensation expense	84,867	63,650	168,801	252,300
Loss (gain) on disposal of equipment	268,800	-	268,800	(16,000)
Total operating expenses	675,095	390,580	1,171,738	960,269

LOSS FROM OPERATIONS	(545,822)	(434,436)	(844,627)	(985,826)

OTHER INCOME (EXPENSE), net
Other income	28,600	11,610	33,620	11,817
Finance expenses	(3,214)	(43,293)	(7,069)	(84,880)
Total other income (expense), net	25,386	(31,683)	26,551	(73,063)

LOSS BEFORE INCOME TAXES	(520,436)	(466,119)	(818,076)	(1,058,889)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(520,436)	$(466,119)	$(818,076)	$(1,058,889)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	61,519,682	59,189,906	61,519,682	59,183,596

LOSS PER SHARE
Basic and diluted*	$(0.01)	$(0.01)	$(0.01)	$(0.02)

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Six Months Ended June 30, 2020
			Stock	Additional	Deferred
	Common Stock*		Subscription	Paid-in	Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2020	59,135,906	$59,136	$(1,140,695)	$19,302,663	$(601,093)	$(22,935,870)	$(5,315,859)
Net loss	-	-	-	-	-	(592,770)	(592,770)
Amortization of deferred stock compensation	-	-	-	-	188,650	-	188,650
Issuance of common stock for cash and financing related services	54,000	54	(20,000)	149,946	-	-	130,000
Collection of stock subscription	-	-	50,000	-	-	-	50,000
BALANCE, March 31, 2020 (Unaudited)	59,189,906	59,190	(1,110,695)	19,452,609	(412,443)	(23,528,640)	(5,539,979)
Net loss	-	-	-	-	-	(466,119)	(466,119)
Amortization of deferred stock compensation	-	-	-	-	63,650	-	63,650
BALANCE, June 30, 2020 (Unaudited)	59,189,906	$59,190	$(1,110,695)	$19,452,609	$(348,793)	$(23,994,759)	$(5,942,448)

	For the Six Months Ended June 30, 2021
	Common Stock*		Stock Subscription	Additional Paid-in	Deferred Stock
	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total
BALANCE, January 1, 2021	61,519,682	$61,520	$(1,735,695)	$26,439,608	$(179,992)	$(24,754,208)	$(168,767)
Net loss	-	-	-	-	-	(297,640)	(297,640)
Amortization of deferred stock compensation	-	-	-	-	83,934	-	83,934
BALANCE, March 31, 2021 (Unaudited)	61,519,682	61,520	(1,735,695)	26,439,608	(96,058)	(25,051,848)	(382,473)
Net loss	-	-	-	-	-	(520,436)	(520,436)
Amortization of deferred stock compensation	-	-	-	-	84,867	-	84,867
BALANCE, June 30, 2021 (Unaudited)	61,519,682	$61,520	$(1,735,695)	$26,439,608	$(11,191)	$(25,572,284)	$(818,042)

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(818,076)	$(1,058,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,825	27,883
Gain (loss) on disposal of equipment	268,800	(16,000)
Stock compensation expense	168,801	252,300
Amortization of operating right-of-use assets	105,652	86,455
Bad debt expense	-	26,665
Inventory write-down	4,075	-
Changes in operating assets and liabilities
Accounts receivable	75,258	(18,407)
Inventories	11,341	14,830
Prepaid expenses	106,243	(155,389)
Accounts payable and accrued expenses	(76,140)	129,147
Deferred revenue	104,871	497,036
Operating lease liabilities	(105,127)	(100,588)
Net Cash Used in Operating Activities	(126,477)	(314,957)

Cash Flows from Investing Activities:
Proceeds from disposal of equipment	7,700	-
Net Cash Provided by Investing Activities	7,700	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	-	180,000
Advances from shareholder	6,912	11,604
Repayment of shareholder loan	(21,490)	(10,635)
Advances from third parties	-	10,000
Proceeds from loan payable - Paycheck Protection Program	137,792	131,100
Principal payments of long-term debt	(8,217)	(5,254)
Net Cash Provided by Financing Activities	114,997	316,815

Net Change in Cash	(3,780)	1,858

Cash, beginning of period	9,506	9,237

Cash, end of period	$5,726	$11,095

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,075	$409
Cash paid for income tax	$-	$-
	.
Non-cash Transactions of Investing and Financing Activities:
Initial recognition of operating right-of-use assets and lease liabilities	$-	$278,883
Nonmonetary exchange of equipment and issuance of debt for equipment	$-	$123,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Organization

Merion, Inc. (the “Company”), a Nevada corporation, was formed on February 4, 2011. Its predecessor, E-World USA Holding, Inc., was a California company incorporated in 2007 (“E-World CA”). In April 2011, E-World CA entered into a merger agreement with its wholly-owned subsidiary, E-World USA Holding, Inc., a Nevada corporation (“E-World NV”) that was the survivor of the merger and became the Company. Under the Merger Agreement, the Company issued 30,000,000 shares of its common stock on a one for one basis for each share of E-World CA’s common stock issued and outstanding at the date of the merger. In addition, the Company issued Type A Warrants and Type B Warrants in exchange for comparable warrants issued and outstanding of E-World CA at the date of the merger. On June 27, 2017, the Company filed an amendment to its Articles of Incorporation with the Secretary of State for the State of Nevada to change its name from E-World NV to Merion, Inc.

The Company is a provider of health and nutritional supplements and personal care products currently sold on the internet through our website at www.merionus.com, and to wholesale distributors. The Company also provides Original Equipment Manufacturer (“OEM”) and packaging services of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements for export, softgel capsules and health food.

In May 2021, the Company determined that it is more beneficial to outsource to third-party manufacturers the production of its branded and OEM products than manufacturing through its Nevada factory. As a result, the Company disposed of its machinery and terminated its Nevada factory lease in May 2021. As the Company has significant continuing involvement in the sale of its branded and OEM products through its third-party manufacturers, this restructuring did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations for its Nevada factory were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s unaudited condensed financial statements include the useful lives of property and equipment, the collectability of receivables and impairment of long-lived assets. The inputs into the Company’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Actual results could differ from those estimates.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Accounts receivable	$-	$75,258
Allowance for doubtful accounts	-	-
Accounts receivable, net	$-	$75,258

Movement of the allowance for doubtful accounts is as follows:

	Six Months Ended June 30 , 2021	Year Ended December 31, 2020
	(Unaudited)

Beginning balance	$-	$41,011
Provision for doubtful accounts	-	28,723
Less: write-offs	-	(69,734)
Ending balance	$-	$-

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials to be used by the Company’s third party manufacturers Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. For the three months ended June 30, 2021 and 2020, the Company did not recognize any inventory obsolescence reserves or write-downs. For the six months ended June 30, 2021 and 2020, the Company recognized $4,075 and $0, respectively, of inventory obsolescence reserves or write-downs.

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

Long-Lived Assets

Long-lived assets, including property, equipment, and right-of-use-assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Management reviewed the impact of COVID-19 and the related disruptions on the Company’s operating results, and based upon potential orders, it believes that currently there was no impairment during the three and six months ended June 30, 2021 and 2020.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $9,645 and $198 for the three months ended June 30, 2021 and 2020, respectively, and totaled $10,306 and $897 for the six months ended June 30, 2021 and 2020, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of June 30, 2021 and December 31, 2020 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of June 30, 2021 and December 31, 2020.

The majority of the Company’s product sales are generated from China and all of the Company’s OEM and packaging sales are generated from the United States.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $7,878 and $2,691 for the three months ended June 30, 2021 and 2020, respectively, and totaled $23,370 and $6,157 for the six months ended June 30, 2021 and 2020, respectively.

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

306,668 shares and 536,668 shares of unvested restricted common stock granted to three employees which all have a vesting period of three years are excluded in the diluted EPS calculation for the three and six months ended June 30, 2021 and 2020, respectively, due to its anti-dilutive nature. There were no other potential dilutive securities outstanding for the three and six months ended June 30, 2021 and 2020.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States. The Company had no uninsured balances as of June 30, 2021.

Major Customers and Suppliers

For the three months ended June 30, 2021, one customer accounted for approximately 93% of the Company’s sales and for the three months ended June 30, 2020, three customers accounted for approximately 82% (61%, 11% and 10%) of the Company’s sales.

For the six months ended June 30, 2021, one customer accounted for approximately 93% of the Company’s sales and for the six months ended June 30, 2020, three customers accounted for approximately 56% (20%, 19% and 17%) of the Company’s sales.

As of December 31, 2020, one customer accounted for approximately 82% of the Company’s accounts receivable.

For the three months ended June 30, 2021, two suppliers accounted for 69% (43% and 26%) of the Company’s product purchases and for the three months ended June 30, 2020, four suppliers accounted for 75% (27%, 22%, 14%, and 12%) of the Company’s product purchases.

For the six months ended June 30, 2021, four suppliers accounted for 89% (37%, 30%, 12% and 10%) of the Company’s product purchases and for the six months ended June 30, 2020, four suppliers accounted for 74% (27%, 21%, 14%, and 12%) of the Company’s product purchases.

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

Note 4 – Inventories

Inventories consist of raw materials for production and finished goods available for resale, and can be categorized as:

	June 30, 2021	December 31, 2020
	(Unaudited)
Raw materials	$38,553	$51,078
Work-in-progress	4,873	8,925
Finished goods	21,888	20,727
Inventories	$65,314	$80,730

Note 5 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	123,902	123,902
Leasehold improvements	40,053	40,053
Machinery	-	420,000
Total	305,594	725,594
Less: accumulated depreciation and amortization	(209,226)	(324,900)
Property and equipment, net	$96,368	$400,694

Depreciation expense totaled $12,162 and $15,662 for the three months ended June 30, 2021 and 2020, respectively.

Depreciation expense totaled $27,825 and $27,883 for the six months ended June 30, 2021 and 2020, respectively.

In May 2021, the Company determined that it is more beneficial to outsource to the third-party manufacturers the production of its branded and OEM products than manufacturing through its Nevada factory. As a result, the Company disposed of its machinery for $7,700 which resulted in $268,800 of loss on disposal of equipment for the three and six months ended June 30, 2021.

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

On February 2, 2021, the Company received loan proceeds of $137,792 under the U.S. Small Business Administration (“SBA”) second round of Paycheck Protection Program (“PPP”). The Company currently believes that its use of the loan proceeds of $137,792 will meet the conditions for forgiveness of the loan and intends to file for loan forgiveness twenty-four weeks after receipt of loan proceeds. There can be no assurance that the full amount of the loan will be forgiven.

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

The obligation is payable as follows:

Twelve months ended June 30,	Amount
(Unaudited)
2022	$8,772
2023	8,772
2024	8,772
2025	8,772
2026	8,772
Thereafter	210,682
Total SBA loan payment	254,542
Interest	(99,386)
Present value of SBA loan	155,156
Current portion of SBA loan	(5,156)
Non-current portion of SBA loan	$150,000

Interest expense for the three months ended June 30, 2021 amounted to $1,406. Interest expense for the six months ended June 30, 2021 amounted to $2,812.

Due to third parties, interest bearing

The Company has borrowed money from third parties to fund operations. These third parties consist of friends of Mr. Dinghua Wang, the Chairman, Chief Executive and Financial Officer of the Company, and the spouse of a former board member of the Company. These advances have a weighted average annual interest rates of 10% for the six months ended June 30, 2020 and are unsecured.The full balance of the loans of $1,500,000 was transferred to DW California Food Distribution LLC (“DW Food), a California limited liability company that is owned by Mr. Dinghua Wang, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock (See Note 7 – Related Party Transactions).

Interest expense for the three months ended June 30, 2021 and 2020 for the above loans amounted to $0 and $37,198, respectively. Interest expense for the six months ended June 30, 2021 and 2020 for the above loans amounted to $0 and $74,396, respectively.

Long term debt

In March 2020, the Company purchased and financed a vehicle with a six year loan for a total of approximately $124,000. The Company traded in a fully depreciated vehicle and received a credit of $16,000. The monthly payments are $1,715 from March 2020 to February 2026, with interest at 4.56% per annum.

The obligation is payable as follows:

Twelve months ended June 30,	Amount
(Unaudited)
2022	$17,004
2023	17,795
2024	18,621
2025	19,487
2026	13,491
Total long-term debt payment	86,398
Current portion of long-term debt	(17,004)
Long term debt	$69,394

Interest expense for the three months ended June 30, 2021 and 2020 for the above loan amounted to $1,153 and $1,198, respectively. Interest expense for the six months ended June 30, 2021 and 2020 for the above loan amounted to $2,075 and $1,607, respectively.

Note 7 – Related Party Transactions

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Dinghua Wang at the time of the transaction. During the six months ended June 30, 2021 and 2020, advances totaled $6,912 and $11,604, respectively, and repayments totaled $21,490 and $10,635, respectively. As of June 30, 2021 and December 31, 2020, the balance due to Mr. Dinghua Wang, non-interest bearing, amounted to $41,029 and $55,607, respectively. This balance is unsecured.

Advance from related party, interest bearing

The Company borrowed $30,000 from a related party to fund operations in July 2016. This related party is the son of Mr. Dinghua Wang. The advance had an annual interest rate of 10%, was unsecured and was due on March 20, 2024. The advances of $30,000 was transferred to DW Food, a related party, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock.

Interest expense for the three and six months ended June 30, 2020 for the above loan amounted to $748 and $1,496, respectively.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Month Ended June 30, 2021	Six Months Ended June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State statutory rate	7.0%	7.0%	7.0%	7.0%
Valuation allowance	(24.0)%	(24.0)%	(22.1)%	(20.9)%
Permanent difference *	(4.0)%	(4.0)%	(5.9)%	(7.1)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. Net operating losses for the years ended 2017 through June 30, 2021 of approximately $5.5 million will not expire but are limited to 80% of income until utilized. Net operating losses for the years ended 2016 and prior of approximately $5.5 million will expire in the years 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Amortization of intangible assets	$-	$181,333
Net operating losses	2,997,981	2,593,424
Deferred tax assets	2,997,981	2,774,757
Valuation allowance	(2,997,981)	(2,774,757)
Deferred tax assets, net	$-	$-

Changes in the valuation allowance for deferred tax assets increased by $223,224 and $220,760 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the Company did not utilize any deferred tax assets from the prior period.

As of June 30, 2021, federal tax returns filed for 2018, 2019 and 2020 remain subject to examination by the taxing authorities. As of June 30, 2021, California tax returns filed for 2017, 2018, 2019 and 2020 remain subject to examination by the taxing authorities

Note 9 – Leases

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

In January 2019, the Company entered an office lease agreement with a 5-year lease term starting in March 2019 and ending in February 2024. The Company recognized lease liabilities of approximately $618,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 4.78%, which was determined using the Company’s estimated incremental borrowing rate. As of June 30, 2021, the remaining term of the lease is 2.67 years.

In March 2020, the Company entered another office lease agreement with a 3-year lease term starting in March 2020 and ending in February 2023. The Company recognized lease liabilities of approximately $279,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which was determined using the Company’s incremental borrowing rate. As of June 30, 2021, the remaining term of the lease is 1.67 years.

The Company leased factory space on a month-to-month basis, which it classifies as an operating lease. This lease was terminated in May 2021. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended June 30, 2021 and 2020, lease expenses amounted to $63,287 and $70,286, respectively, of which, $3,500 and $10,500 are short-term lease expenses, respectively.

For the six months ended June 30, 2021 and 2020, lease expenses amounted to $133,573 and $123,906, respectively, of which, $14,000 and $21,000 are short-term lease expenses, respectively.

The maturity of the Company’s lease obligations is presented below:

Twelve months ended June 30,	Amount
(Unaudited)
2022	$249,177
2023	211,731
2024	98,624
Total lease payments	559,532
Less: interest	(31,256)
Present value of lease liabilities	$528,276

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

Substantially all of the Company’s revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to the material negative impact to the Company’s suppliers and delivery of products, total revenues, slower collection of accounts receivable and additional allowances for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of COVID-19 and its new variants. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 and its new variants.

In addition, due to the COVID-19 going around the world and some of the raw materials to produce our products are sourced from outside of the United States, the suppliers have been and might continue to be negatively impacted due to increases of shipping costs and shortages of raw materials around the world. Consequently, COVID-19 has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to the shortage, delay of shipment, and increased price for the Company’s products manufactured by our suppliers.

Because of the uncertainty surrounding COVID-19, the financial impact for the remainder of 2021 cannot be reasonably estimated at this time. The Company’s operations started to recover as total revenues for the three and six months ended June 30, 2021 were higher as compared to the same period of 2020. There can be no assurance that the Company will be able to maintain or increase its revenues for the remaining half of 2021.

Note 11 – Equity

Reverse stock split

On June 11, 2021, the Company’s Board of Directors approved a 1-for-3 reverse stock split of the Company’s common stock. On July 27, 2021, the Company filed a Certificate of Change with the State of Nevada (the “Certificate”) to effect a 1-for-3 reverse stock split of the Company’s authorized shares of common stock, par value $0.001 (the “Common Stock”), accompanied by a corresponding decrease in the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”), effective upon filing. Following the Reverse Stock Split, the number of authorized shares of Common Stock was reduced from 1,000,000,000 to 333,333,333. All shares and per share amounts used herein and in the accompanying unaudited condensed financial statements have been retroactively restated to reflect the 1-for-3 Reverse Stock Split.

Private placements

During the six months ended June 30, 2020, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold in private placements an aggregate of 54,000 shares of the Company’s common stock, at a purchase price of $3.00 per share for an aggregate offering price of $162,000. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

As of June 30, 2021 and December 31, 2020, $1,735,695 were unpaid and recognized as stock subscription receivables in the accompanying statements of changes in shareholders’ deficit. During the six months ended June 30, 2021 and 2020, the Company received $0 and $50,000 of the stock subscription receivables, respectively.

Common stock issued for consulting services

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), pursuant to which GMU was to provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 333,334 shares of common stock of the Company (the “Share Payment”). The cash payments required of $7,500 per month in the agreement were cancelled in May 2019. However, GMU was required to provide services in respect to the stock compensation for the remaining term of the agreement until March 12, 2020. For the three months ended June 30, 2021 and 2020, amortization of deferred compensation of these shares amounted to $0. For the six months ended June 30, 2021 and 2020, amortization of deferred compensation of these shares amounted to $0 and $125,000, respectively.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 766,668restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. The RSUs vested 30% each on July 13, 2019 and 2020 and the remaining 40% of the RSUs vested on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $1.11 per share, and are being amortized ratably over the term of the vesting period of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three months ended June 30, 2021 and 2020, amortization of deferred stock compensation of these shares amounted to $84,867 and $63,650, respectively. For the six months ended June 30, 2021 and 2020, amortization of deferred stock compensation of these shares amounted to $168,801 and $127,300, respectively. Deferred stock compensation of $11,191 and $179,992 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of June 30, 2021 and December 31, 2020, respectively.

The following table summarizes unvested restricted common stock activity for the six months ended June 30, 2021 and for the year ended December 31, 2020:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2019	536,668	$1.11
Granted	-	-
Vested	230,000	-
Forfeited	-	-
Outstanding as of December 31, 2020	306,668	$1.11
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of June 30, 2021	306,668	$1.11

Note 12 – Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2021 up through the date the Company issued these unaudited condensed financial statements on August 13, 2021. Based on the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than the events discussed in Note 11.

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

Overview

Our Company is a provider of health and nutritional supplements and personal care products. Currently, we are mainly selling our products over the internet directly to end-user customers through our website, at www.merionus.com, and to wholesale distributors through phone and electronic communication. Our major customers of our nutritional and beauty products are located in the Asian market, predominantly in the People’s Republic of China. Our major customers of our OEM and packaging products are located in the United States.

Since June 2014, we have been selling our products primarily over the internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the internet through our website at www.merionus.com and to our OEM customers. As of the date of filing of this report, we market eight individual nutritional supplement products, three and five of which were introduced in 2018 and 2019 respectively, and one beauty product, which was also introduced in 2018, on our website. We are no longer selling similar products of third parties on our website.

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Nevada Factory”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 333,334 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller was one of our major suppliers during the year ended December 31, 2017. Upon purchasing these assets from the Seller, we started to manufacture some of the nutritional supplements that we sold until May 2021. These assets meet all industry nutritional and dietary supplement manufacturing standards, including U.S. Food and Drug Administration and Good Manufacturing Practice compliance and Current Good Manufacturing Practice regulations.

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

In May 2021, we determined that it is more beneficial to outsource to third-party manufacturers the production of our branded and OEM products than manufacturing through our Nevada Factory. As a result, we disposed of our factory machinery and terminated our Nevada Factory lease in May 2021. As we have significant continuing involvement in the sale of our branded and OEM products through our third-party manufacturers, this restructuring did not constitute a strategic shift that will have a major effect on our operations and financial results. Therefore, the results of operations for our Nevada Factory were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

On June 11, 2021, our Board of Directors approved a 1-for-3 reverse stock split of our common stock. On July 27, 2021, we filed a Certificate of Change with the State of Nevada (the “Certificate”) to effect a 1-for-3 reverse stock split of our authorized shares of common stock, par value $0.001 (the “Common Stock”), accompanied by a corresponding decrease in our issued and outstanding shares of Common Stock (the “Reverse Stock Split”), effective upon filing. Following the Reverse Stock Split, the number of authorized shares of Common Stock was reduced from 1,000,000,000 to 333,333,333. All shares and per share amounts used herein and in the accompanying unaudited condensed financial statements have been retroactively restated to reflect the 1-for-3 Reverse Stock Split.

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

As COVID-19 has limited the global travels, transportation, and import and export goods, we moved our focus on local OEM and packaging business through the production from third party manufacturers and it has become our major revenue source in fiscal year 2021. The loss of one or more of our U.S. OEM and packaging customers would result in a potential loss of sales and have a negative effect on our operations if we cannot find one or more substitutes.

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

Coronavirus (COVID-19)

At the end of 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China, which has spread rapidly to many parts of the world, including the U.S. In March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S. The economic impact of the coronavirus or COVID-19 in both China and the U.S have significantly impacted our business and results of operations.

Our headquarters are located in California and were closed from March 19, 2020 to June 9, 2020. Due to the surge of COVID-19 cases in California, our offices were closed again from July 16, 2020 to September 16, 2020 and our employees worked remotely from home during these periods. Our offices have been reopened since September 16, 2020. Substantially all of our product sales revenues are generated in China and all of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations have been and will continue be materially adversely affected, to the extent that COVID-19 harms the Chinese and U.S. economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and new variants, efficacy and distribution of COVID-19 vaccines and the actions taken by government authorities and other entities in China and U.S. to contain COVID-19 or treat its impact, almost all of which are beyond our control.

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

Substantially all of our revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect our business operations, financial condition and operating results, including but not limited to the material negative impact to the production and delivery of our products, revenues and collection of accounts receivable and the additional allowance for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19, new variants and the efficacy and distribution of COVID-19 vaccines. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 for the remaining year of 2021.

In addition, due to COVID-19 going around the world and some of the raw materials to produce our products are sourced from outside of the United States, the suppliers have been and might continue to be negatively impacted due to increased shipping costs and shortage of raw materials around the world. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for the remainder of 2021, including but not limited to the shortage of raw materials, delay of shipment, and increased prices for the Company’s products manufactured by our suppliers.

The Company started to recover as total revenues for the three and six months ended June 30, 2021 were higher as compared to the same period of 2020. Because of the uncertainty surrounding COVID-19, the financial impact for 2021 cannot be reasonably estimated at this time.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

	For the three months ended June 30,
				Percentage
	2021	2020	Change	Change
Total sales	$761,107	$29,124	$731,983	2,513.3%
Total cost of sales	631,834	72,980	558,854	765.8%
Gross profit (loss)	129,273	(43,856)	173,129	394.8%
Operating expenses
Selling	20,094	17,742	2,352	13.3%
General and administrative	301,334	309,188	(7,854)	(2.5)%
Stock compensation expense	84,867	63,650	21,217	33.3%
Loss on disposal of equipment	268,800	-	268,800	100.0%
Total operating expenses	675,095	390,580	284,515	72.8%
Loss from operations	(545,822)	(434,436)	111,386	25.6%
Other income (expense), net	25,386	(31,683)	57,069	180.1%
Provision for income taxes	-	-	-	-
Net loss	$(520,436)	$(466,119)	$54,317	11.7%

Total sales increased by approximately $732,000 or 2,513.3%, from approximately $29,000 in the three months ended June 30, 2020 to approximately $761,000 in the three months ended June 30, 2021. The increase of sales was mainly due to the OEM contracts that the Company signed in 2020 and we fulfilled some of those orders during the three months ended June 30, 2021.

The cost of sales increased by approximately $559,000, or 765.8%, from approximately $73,000 in the three months ended June 30, 2020 to approximately $632,000 in the three months ended June 30, 2021. The increase of cost of sales was in line with our revenue as we fulfilled two large OEM orders during the three months ended June 30, 2021.

Our overall gross margin (loss) percentage increased from approximately (150.6)% in the three months ended June 30, 2020 to approximately 17.0% in the three months ended June 30, 2021, mainly due to the increase of sales in the three months ended June 30, 2021 as compared to the same period in 2020. We had more sales to absorb our fixed production costs during the three months ended June 30, 2021 as our products normally have high gross margins. On the other hand, we had more idle capacity cost during the same period in 2020 which had created a gross loss.

Our product sales increased by approximately $8,000, or 87.1% from $8,777 for the three months ended June 30, 2020 to $16,420 for the same period ended June 30, 2021. The gross margin percentage increased from approximately 2.9% in the three months ended June 30, 2020 to approximately 19.5% in the three months ended June 30, 2021. The reason for the increase of product sales gross margin percentage was due to the sale of products at retail price without any wholesale discounts in the three months ended June 30, 2021 while we offered some wholesales and bundle discounts to our customers during the same period in 2020.

Our OEM and packaging sales increased by approximately $724,000, or 3,559.9% from approximately $20,000 for the three months ended June 30, 2020 to approximately $744,000 for the same period ended June 30, 2021. The gross margin percentage decreased from approximately 43.4% in the three months ended June 30, 2020 to approximately 17.0% in the three months ended June 30, 2021. For the three months ended June 30, 2021, we had incurred more manufacturing overhead costs for our OEM and packaging sales with additional labor hours being allocated to such production due to increased production procedures as compared to the same period in 2020. In addition, the cost of raw materials of the two large OEM orders required higher material usage in the three months ended June 30, 2021 as compared to the OEM and packaging products sold in the same period in 2020. As a result, our OEM and packaging sales gross margin percentage decreased by 24.0% during the three months ended June 30, 2021 as compared to the same period in 2020.

Selling expenses increased from approximately $18,000 in the three months ended June 30, 2020 to approximately $20,000 in the three months ended June 30, 2021. The increase of approximately $2,000, or 13.3%, was mainly due to the increase of approximately $10,000 of sales department salaries as we transferred our factory employees to be our sales representatives after closing our Nevada factory in May 2021, the increase of approximately $1,000 of packing expenses and the increase of approximately $5,000 of shipping expenses as we have more OEM orders that required packing and shipping services, offset by the decrease of approximately $14,000 of advertising and marketing expenses.

General and administrative (“G&A”) expenses decreased by approximately $8,000 from approximately $309,000 in the three months ended June 30, 2020 to approximately $301,000 in the three months ended June 30, 2021. The decrease was mainly attributable to the decrease of approximately $15,000 of foreign currency transaction fees in the three months ended June 30, 2021, the decrease of approximately $4,000 of professional fees, and the decrease of approximately $9,000 of bad debt expenses, offset by the increase of approximately $20,000 to upgrade our website.

Stock compensation expenses increased by approximately $21,000 during the three months ended June 30, 2021 compared to the same period in 2020. Approximately $85,000 and $64,000, related to the amortization of the value of 766,668 shares of restricted common stock to three employees for the three months ended June 30, 2021 and 2020, respectively, which all have a vesting period of three years.

In May 2021, we determined that it is more beneficial to outsource to third-party manufacturers the production our branded and OEM products than manufacturing in our Nevada factory. As a result, we terminated our Nevada factory lease and disposed of all machinery held in Nevada which resulted in $268,800 of loss on disposal of equipment for the three months ended June 30, 2021.

Other income (expense) increased by approximately $57,000 from an expense of approximately $(32,000) in the three months ended June 30, 2020 to income of approximately $25,000 in the three months ended June 30, 2021, mainly due to the decrease of interest expenses of approximately $40,000 incurred from the third party and related parties interest bearing loans that were transferred to DW Food, a related party, through a debt sale agreement in December 2020 and subsequently paid with shares of the Company’s common stock in December 2020. The increase of other income was also due to a $25,000 California Small Business COVID-19 Relief Grant that we received in May 2021.

Net loss increased by approximately $54,000 from approximately $466,000 in the three months ended June 30, 2020 to approximately $520,000 in the three months ended June 30, 2021, mainly due to the reasons discussed above.

Comparison of the six months ended June 30, 2021 and 2020

	For the six months ended June 30,
				Percentage
	2021	2020	Change	Change
Total sales	$1,196,469	$95,112	$1,101,357	1,158.0%
Total cost of sales	869,358	120,669	748,689	620.4%
Gross profit (loss)	327,111	(25,557)	352,668	1,379.9%
Operating expenses
Selling	66,197	31,173	35,024	112.4%
General and administrative	667,940	692,796	(24,856)	(3.6)%
Stock compensation expense	168,801	252,300	(83,499)	(33.1)%
Loss (gain) on disposal of equipment	268,800	(16,000)	(284,800)	(1,780.0)%
Total operating expenses	1,171,738	960,269	211,469	22.0%
Loss from operations	(844,627)	(985,826)	(141,199)	(14.3)%
Other income (expense), net	26,551	(73,063)	99,614	136.3%
Provision for income taxes	-	-	-	-
Net loss	$(818,076)	$(1,058,889)	$(240,813)	(22.7)%

Total sales increased by approximately $1.1 million or 1,158.0%, from approximately $95,000 in the six months ended June 30, 2020 to approximately $1.2 million in the six months ended June 30, 2021. The increase of sales was mainly due to the OEM contracts that the Company signed in 2020 and we fulfilled those orders during the six months ended June 30, 2021.

The cost of sales increased by approximately $749,000, or 620.4%, from approximately $121,000 in the six months ended June 30, 2020 to approximately $869,000 in the six months ended June 30, 2021. The increase of cost of sales was in line with our revenue as we fulfilled two large OEM orders during the six months ended June 30, 2021.

Our overall gross margin (loss) percentage increased from approximately (26.9)% in the six months ended June 30, 2020 to approximately 27.3% in the six months ended June 30, 2021, mainly due to the increase of sales in the six months ended June 30, 2021 as compared to the same period in 2020. We had more sales to absorb our fixed production costs during the six months ended June 30, 2021 as our products normally have high gross margins. On the other hand, we had more idle capacity cost during the same period in 2020 which had driven down our gross margin.

Our product sales decreased by approximately $12,000, or 41.6% from $29,754 for the six months ended June 30, 2020 to $17,381 for the same period ended June 30, 2021. The gross margin percentage decreased from approximately 49.4% in the six months ended June 30, 2020 to approximately 23.5% in the six months ended June 30, 2021. The reason for the decrease of product sales gross margin percentage was due to providing more discounts to our customers during the six months ended June 30, 2021 on some of our products that were closer to the expiration date as compare to the same period in 2020.

Our OEM and packaging sales increased by approximately $1.1 million, or 1,704.0% from $65,358 for the six months ended June 30, 2020 to $1,179,088 for the same period ended June 30, 2021. The gross margin percentage decreased from approximately 55.4% in the six months ended June 30, 2020 to approximately 28.5% in the six months ended June 30, 2021. For the six months ended June 30, 2021, we had incurred more manufacturing overhead costs for our OEM and packaging sales with additional labor hours being allocated to such production due to increased production procedures as compared to the same period in 2020. In addition, the cost of raw materials of the two large OEM orders required higher material usage in the first quarter of 2021 as compared to the OEM and packaging products sold in the same period in 2020. As a result, our OEM and packaging sales gross margin percentage decreased by 26.9% during the six months ended June 30, 2021 as compared to the same period in 2020.

Selling expenses increased from approximately $31,000 in the six months ended June 30, 2020 to approximately $66,000 in the six months ended June 30, 2021. The increase of approximately $35,000, or 112.4%, was mainly due to the increase of approximately $31,000 of packing expenses and the increase of approximately $17,000 of shipping expenses as we fulfilled more OEM orders that required packing and shipping services, the increase of approximately $10,000 of sales department salaries as we transferred our factory employees to be our sales representatives after closing our Nevada factory in May 2021 offset by the decrease of approximately $23,000 of advertising, marketing and training expenses.

General and administrative (“G&A”) expenses decreased by approximately $25,000 from approximately $693,000 in the six months ended June 30, 2020 to approximately $668,000 in the six months ended June 30, 2021. The decrease was mainly attributable to the decrease of approximately $30,000 of payroll and benefit expenses as we did not replace certain employees after their resignations and the decrease of approximately $27,000 of bad debt expenses, the decrease of approximately $15,000 of foreign currency transaction fees offset by the increase of approximately $17,000 of rent expense with our training center in New York, the increase of approximately $20,000 to upgrade our website, and the increase of approximately $10,000 of other miscellaneous G&A expenses.

Stock compensation expenses decreased by approximately $84,000 during the six months ended June 30, 2021 compared to the same period in 2020. In March 2019, we issued 333,334 shares of our common stock to an advisor to provide certain business and financial operation and planning consultation services, and with amortization expenses of approximately $125,000, and such services were completed in March 2020 and we no longer incurred such costs in the six months ended June 30, 2021. Approximately $169,000 and $127,000, related to the amortization of the value of 766,668 shares of restricted common stock to three employees for the six months ended June 30, 2021 and 2020, respectively, which all have a vesting period of three years.

In May 2021, we determined that it is more beneficial to outsource to third-party manufacturers the production our branded and OEM products than manufacturing through our Nevada factory. As a result, we terminated our Nevada factory lease and disposed of all machinery held in Nevada which resulted in $268,800 of loss on disposal of equipment for the six months ended June 30, 2021. During the six months ended June 30, 2020, we traded in one of our vehicles which resulted in a gain of $16,000.

Other income (expense) increased by approximately $100,000 from an expense of approximately $(73,000) in the six months ended June 30, 2020 to income of approximately $27,000 in the six months ended June 30, 2021, mainly due to the decrease of interest expenses of approximately $78,000 incurred from the third and related parties interest bearing loans that were transferred to DW Food, a related party, through a debt sale agreement in December 2020 and subsequently paid with shares of the Company’s common stock in December 2020. The increase of other income was also due to a $25,000 California Small Business COVID-19 Relief Grant that we received in May 2021.

Net loss decreased by approximately $241,000 from approximately $1.1 million in the six months ended June 30, 2020 to approximately $818,000 in the six months ended June 30, 2021, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2021, we had a cash balance of approximately $6,000, compared to a cash balance of approximately $10,000 at December 31, 2020.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and current liabilities of approximately $1.1 million, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need funds, our principal shareholder and Chief Executive and Financial Officer Mr. Dinghua Wang may lend additional money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

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

For the six months ended June 30, 2021, cash used in operating activities amounted to approximately $126,000 as compared to approximately $315,000 used in operating activities in the same period in 2020. Cash used in operating activities for the six months ended June 30, 2021 was primarily the result of our approximately $818,000 net loss, the decrease of accounts payable and accrued expenses of approximately $76,000 and the payment of lease liabilities of approximately $105,000. This amount was partially offset by the non-cash expense of approximately $169,000 in stock based compensation, approximately $28,000 of depreciation expenses, approximately $106,000 in amortization of operating leases right-of-use assets and approximately $269,000 of loss on disposal of equipment, the decrease of accounts receivable of approximately $75,000, the decrease of inventories of approximately $11,000, the decrease of prepaid expenses approximately $106,000 as we realized our prepaid inventory purchases to fulfill our OEM orders and the increase of deferred revenue of approximately $105,000 as we still have some OEM backlog orders to be fulfilled.

For the six months ended June 30, 2021, investing activities provided approximately $7,700 in net cash received from the sale of machinery in our Nevada factory.

For the six months ended June 30, 2021, financing activities provided approximately $115,000 as compared to approximately $317,000 during the six months ended June 30, 2020. Net cash received in the six months ended June 30, 2021 includes approximately $138,000 from the second round of the SBA PPP loan, and approximately $7,000 from a loan from our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang. These amounts were partially offset by our repayment of approximately $21,000 to our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang and approximately $8,000 of principal payments for long-term debt.

The material terms of the loans from our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang, certain related parties and certain unaffiliated third parties are set forth in Note 6 and Note 7 of the accompanying notes to unaudited condensed financial statements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2021 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2021, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	August 13, 2021	/s/ Ding Hua Wang

