Form 10-Q
period 2021-09-30
Merion, Inc.
filed 2021-11-12
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 61,519,905 shares as of November 8, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$1,180	$9,506
Accounts receivable, net	8,232	75,258
Inventories	67,333	80,730
Prepaid expenses	39,103	190,059
TOTAL CURRENT ASSETS	115,848	355,553

PROPERTY AND EQUIPMENT, net	91,206	400,694
OPERATING RIGHT-OF-USE ASSETS	452,687	612,118
DEPOSITS	15,410	15,410
TOTAL ASSETS	$675,151	$1,383,775

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Loan payable - Paycheck Protection Program	$137,792	$-
Loan payable - Economic Injury Disaster Loan	2,193	2,344
Accounts payable and accrued expenses	79,949	113,125
Deferred revenue	714,301	503,448
Operating lease liabilities - current	241,107	221,819
Long term debt - current	17,199	15,208
Due to shareholder, non-interest bearing	48,886	55,607
TOTAL CURRENT LIABILITIES	1,241,427	911,551

NON-CURRENT LIABILITIES:
Operating lease liabilities - non-current	241,646	411,584
Long term debt	65,021	79,407
Loan payable - Economic Injury Disaster Loan	154,370	150,000
TOTAL NON-CURRENT LIABILITIES	461,037	640,991

TOTAL LIABILITIES	1,702,464	1,552,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 333,333,333 shares authorized, 61,519,905 shares issued and outstanding, as of September 30, 2021 and December 31, 2020*	61,520	61,520
Additional paid-in capital	26,439,608	26,439,608
Deferred stock compensation	-	(179,992)
Deficit	(25,792,746)	(24,754,208)
Stock subscription receivable	(1,735,695)	(1,735,695)
TOTAL SHAREHOLDERS' DEFICIT	(1,027,313)	(168,767)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$675,151	$1,383,775

_________

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
SALES
Direct Sales	$542	$8,870	$17,923	$38,624
OEM and Packaging	169,280	32,827	1,348,368	98,185
TOTAL SALES	169,822	41,697	1,366,291	136,809

COST OF SALES
Direct Sales	155	8,126	13,455	23,177
OEM and Packaging	61,045	28,047	903,730	57,224
Inventory write-down	-	-	4,075	-
Idle Capacity	-	20,483	9,298	96,924
TOTAL COST OF SALES	61,200	56,656	930,558	177,325

GROSS PROFIT (LOSS)	108,622	(14,959)	435,733	(40,516)

OPERATING EXPENSES
Selling expenses	14,565	10,456	80,762	41,629
General and administrative expenses	302,455	300,470	970,395	993,266
Stock compensation expense	11,191	83,002	179,992	335,302
Loss (gain) on disposal of equipment	-	-	268,800	(16,000)
Total operating expenses	328,211	393,928	1,499,949	1,354,197

LOSS FROM OPERATIONS	(219,589)	(408,887)	(1,064,216)	(1,394,713)

OTHER INCOME (EXPENSE), net
Other income	1,500	8,171	35,120	19,988
Finance expenses	(2,373)	(41,905)	(9,442)	(126,785)
Total other income (expense), net	(873)	(33,734)	25,678	(106,797)

LOSS BEFORE INCOME TAXES	(220,462)	(442,621)	(1,038,538)	(1,501,510)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(220,462)	$(442,621)	$(1,038,538)	$(1,501,510)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	61,519,905	59,286,144	61,519,905	59,218,176

LOSS PER SHARE
Basic and diluted*	$(0.00)	$(0.01)	$(0.02)	$(0.03)

____________

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Nine Months Ended September 30, 2020
	Common Stock*		Additional	Deferred		Stock
			Paid-in	Stock		Subscription
	Shares	Amount	Capital	Compensation	Deficit	Receivable	Total
BALANCE, January 1, 2020	59,136,129	$59,136	$19,302,663	$(601,093)	$(22,935,870)	$(1,140,695)	$(5,315,859)
Net loss	-	-	-	-	(592,770)	-	(592,770)
Amortization of deferred stock compensation	-	-	-	188,650	-	-	188,650
Issuance of common stock	50,000	50	149,950	-	-	(20,000)	130,000
Issuance of common stock for financing related services	4,000	4	(4)	-	-	-	-
Collection of stock subscription	-	-	-	-	-	50,000	50,000
BALANCE, March 31, 2020 (Unaudited)	59,190,129	59,190	19,452,609	(412,443)	(23,528,640)	(1,110,695)	(5,539,979)
Net loss	-	-	-	-	(466,119)	-	(466,119)
Amortization of deferred stock compensation	-	-	-	63,650	-	-	63,650
BALANCE, June 30, 2020 (Unaudited)	59,190,129	$59,190	$19,452,609	$(348,793)	$(23,994,759)	$(1,110,695)	$(5,942,448)
Net loss	-	-	-	-	(442,621)	-	(442,621)
Amortization of deferred stock compensation	-	-	-	83,002	-	-	83,002
Issuance of common stock	416,667	417	1,249,583	-	-	(625,000)	625,000
BALANCE, September 30, 2020 (Unaudited)	59,606,796	$59,607	$20,702,192	$(265,791)	$(24,437,380)	$(1,735,695)	$(5,677,067)

	For the Nine Months Ended September 30, 2021
	Common Stock*		Additional	Deferred		Stock
			Paid-in	Stock		Subscription
	Shares	Amount	Capital	Compensation	Deficit	Receivable	Total
BALANCE, January 1, 2021	61,519,905	$61,520	$26,439,608	$(179,992)	$(24,754,208)	$(1,735,695)	$(168,767)
Net loss	-	-	-	-	(297,640)	-	(297,640)
Amortization of deferred stock compensation	-	-	-	83,934	-	-	83,934
BALANCE, March 31, 2021 (Unaudited)	61,519,905	61,520	26,439,608	(96,058)	(25,051,848)	(1,735,695)	(382,473)
Net loss	-	-	-	-	(520,436)	-	(520,436)
Amortization of deferred stock compensation	-	-	-	84,867	-	-	84,867
BALANCE, June 30, 2021 (Unaudited)	61,519,905	$61,520	$26,439,608	$(11,191)	$(25,572,284)	$(1,735,695)	$(818,042)
Net loss	-	-	-	-	(220,462)	-	(220,462)
Amortization of deferred stock compensation	-	-	-	11,191	-	-	11,191
BALANCE, September 30, 2021 (Unaudited)	61,519,905	$61,520	$26,439,608	$-	$(25,792,746)	$(1,735,695)	$(1,027,313)

_______________

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,038,538)	$(1,501,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,987	43,546
Loss (gain) on disposal of equipment	268,800	(16,000)
Stock compensation expense	179,992	335,302
Amortization of operating right-of-use assets	159,431	137,750
Bad debt expense	-	29,579
Inventory write-down	4,075	-
Changes in operating assets and liabilities
Accounts receivable	67,026	(4,641)
Inventories	9,322	22,779
Prepaid expenses	150,956	(192,834)
Accounts payable and accrued expenses	(28,955)	(25,573)
Deferred revenue	210,853	497,036
Operating lease liabilities	(150,650)	(125,942)
Net Cash Used in Operating Activities	(134,701)	(800,508)

Cash Flows from Investing Activities:
Proceeds from disposal of equipment	7,700	-
Net Cash Provided by Investing Activities	7,700	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	-	805,000
Advances from shareholder	16,409	22,726
Repayment of shareholder loan	(23,130)	(239,116)
Advances from third parties, non-interest bearing	-	10,000
Repayment of advances from third parties, non-interest bearing		(10,000)
Proceeds from loan payable	137,792	281,100
Principal payments of long-term debt	(12,396)	(9,248)
Net Cash Provided by Financing Activities	118,675	860,462

Net Change in Cash	(8,326)	59,954

Cash, beginning of period	9,506	9,237

Cash, end of period	$1,180	$69,191

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,075	$2,759
Cash paid for income tax	$-	$-
	.
Non-cash Transactions of Investing and Financing Activities:
Initial recognition of operating right-of-use assets and lease liabilities	$-	$278,883
Nonmonetary exchange of equipment and issuance of debt for equipment	$-	$123,902

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

The Company is a provider of health and nutritional supplements and personal care products currently sold on the internet through our website, at www.merionus.com, and to wholesale distributors. The Company also provides Original Equipment Manufacturer (“OEM”) and packaging services of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements for export, softgel capsules and health food.

In May 2021, the Company determined that it is more beneficial to outsource to third-party manufacturers the production of its branded and OEM products than manufacturing through its Nevada factory.  As a result, the Company disposed of its machinery and terminated its Nevada factory lease in May 2021.  As the Company has significant continuing involvement in the sale of its branded and OEM products through its third-party manufacturers, this restructuring did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations for its Nevada factory were not reported as discontinued operations under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 205.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Accounts receivable	$8,232	$75,258
Allowance for doubtful accounts	-	-
Accounts receivable, net	$8,232	$75,258

Movement of the allowance for doubtful accounts is as follows:

	Nine Months Ended September 30 , 2021	Year Ended December 31, 2020
	(Unaudited)

Beginning balance	$-	$41,011
Provision for doubtful accounts	-	28,723
Less: write-offs	-	(69,734)
Ending balance	$-	$-

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials to be used by the Company’s third party manufacturers. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. For the three months ended September 30, 2021 and 2020, the Company did not recognize any inventory obsolescence reserves or write-downs. For the nine months ended September 30, 2021 and 2020, the Company recognized $4,075 and $0, respectively, of inventory obsolescence reserves or write-downs.

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

Long-Lived Assets

Long-lived assets, including property, equipment, and right-of-use-assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Management reviewed the impact of COVID-19 and the related disruptions on the Company’s operating results, and based upon potential orders, it believes that currently there was no impairment during the three and nine months ended September 30, 2021 and 2020.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $74 and $518 for the three months ended September 30, 2021 and 2020, respectively, and totaled $10,380 and $1,415 for the nine months ended September 30, 2021 and 2020, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of September 30, 2021 and December 31, 2020 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of September 30, 2021 and December 31, 2020.

The majority of the Company’s product sales are generated from China and all of the Company’s OEM and packaging sales are generated from the United States.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $3,358 and $1,886 for the three months ended September 30, 2021 and 2020, respectively, and totaled $26,728 and $8,043 for the nine months ended September 30, 2021 and 2020, respectively.

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

Reverse Stock Split

On June 11, 2021, the Company’s Board of Directors approved a 1-for-3 reverse stock split of the Company’s common stock and filed on July 27, 2021, a Certificate of Change with the State of Nevada effective upon filing (see Note 11).  All share and per share amounts used herein and in the accompanying unaudited condensed financial statements have been retroactively restated to reflect this reverse stock split.

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

766,668 shares and 460,000 shares of vested but unissued common stock to three employees which all have a vesting period of three years are excluded in the diluted EPS calculation for the three and nine months ended September 30, 2021 and 2020, respectively, due to its anti-dilutive nature. There were no other potential dilutive securities outstanding for the three and nine months ended September 30, 2021 and 2020.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States. The Company had no uninsured balances as of September 30, 2021.

Major Customers and Suppliers

For the three months ended September 30, 2021, two customers accounted for approximately 95% (75% and 20%) of the Company’s sales and for the three months ended September 30, 2020, three customers accounted for approximately 69% (32%, 21% and 16%) of the Company’s sales.

For the nine months ended September 30, 2021, one customer accounted for approximately 91% of the Company’s sales and for the nine months ended September 30, 2020, two customers accounted for approximately 36% (24% and 12%) of the Company’s sales.

As of September 30, 2021 and December 31, 2020, one customer accounted for approximately 100% and 82% of the Company’s accounts receivable, respectively.

For the three months ended September 30, 2021, three suppliers accounted for 87% (42%, 22%and 23%) of the Company’s product purchases and for the three months ended September 30, 2020, three suppliers accounted for 95% (46%, 28% and 21%) of the Company’s product purchases.

For the nine months ended September 30, 2021, two suppliers accounted for 66% (39% and 27%) of the Company’s product purchases and for the nine months ended September 30, 2020, three suppliers accounted for 62% (31%, 19% and 12%) of the Company’s product purchases.

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

New Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying this standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on January 1, 2023 assuming the Company will remain eligible to be a smaller reporting company. The Company is currently evaluating the impact of this new standard on the Company’s unaudited condensed financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for the Company for annual and interim reporting periods beginning January 1, 2021. The adoption of this ASU on January 1, 2021 did not have any significant impact on Company’s unaudited condensed financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards and updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 – Inventories

Inventories consist of raw materials for production and finished goods available for resale, and can be categorized as:

	September 30, 2021	December 31, 2020
	(Unaudited)
Raw materials	$31,963	$51,078
Work-in-progress	13,674	8,925
Finished goods	21,696	20,727
Inventories	$67,333	$80,730

Note 5 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	123,902	123,902
Leasehold improvements	40,053	40,053
Machinery	-	420,000
Total	305,594	725,594
Less: accumulated depreciation and amortization	(214,388)	(324,900)
Property and equipment, net	$91,206	$400,694

Depreciation expense totaled $5,162 and $15,663 for the three months ended September 30, 2021 and 2020, respectively.

Depreciation expense totaled $32,987 and $43,546 for the nine months ended September 30, 2021 and 2020, respectively.

In May 2021, the Company determined that it would be more beneficial to outsource to the third-party manufacturers the production of its branded and OEM products rather than manufacturing through its Nevada factory.  As a result, the Company disposed of its machinery for $7,700 which resulted in $0 and $268,800 of loss on disposal of equipment for the three and nine months ended September 30, 2021, respectively.

Note 6 – Debt

Loan payable - Paycheck Protection Program (“PPP”)

On April 17, 2020, the Company received loan proceeds in the amount of approximately $131,100 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualified business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for the Economic Injury Disaster Loan (“EIDL”) advance of $10,000 that the Company received on April 28, 2020. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period by more than 25%. The Company believes that its use of the loan proceeds of $121,100, net of EIDL advances, complied with the conditions for forgiveness of the loan and interest. The Company filed for loan forgiveness and the application was approved on January 8, 2021. The PPP loan was accounted for as a government grant and the forgiveness of the loan was recorded in other income during the year ended December 31, 2020.

On February 2, 2021, the Company received loan proceeds of $137,792 under the U.S. Small Business Administration (“SBA”) second round of Paycheck Protection Program (“PPP”). The Company currently believes that its use of the loan proceeds of $137,792 will meet the conditions for forgiveness of the loan and is in the process of filing for loan forgiveness. There can be no assurance that the full amount of the loan will be forgiven.

Loan payable – Economic Injury Disaster Loan (“EIDL”)

On July 17, 2020, the Company received a loan in the amount of $150,000 from the Small Business Administration (“SBA”) EIDL program administered by the SBA pursuant to the CARES Act. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loan primarily for working capital to alleviate economic injury caused by the COVID Pandemic occurring in the month of January 2020 and continuing thereafter. The SBA loan is scheduled to mature on July 17, 2050 with a 3.75% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable, including principal and interest of $731, commences on July 17, 2022 payable over 30 years from July 17, 2020.

The obligation is payable as follows:

Twelve months ended September 30,	Amount
(Unaudited)
2022	$2,193
2023	8,772
2024	8,772
2025	8,772
2026	8,772
Thereafter	231,656
Total SBA loan payment	268,937
Less: interest	(112,374)
Present value of SBA loan	156,563
Less; current portion of SBA loan	(2,193)
Non-current portion of SBA loan	$154,370

Interest expense for the three months ended September 30, 2021 amounted to $1,407. Interest expense for the nine months ended September 30, 2021 amounted to $4,219.

Due to third parties, interest bearing

The Company borrowed money from third parties to fund operations. These third parties consisted friends of Mr. Dinghua Wang, the Chairman, Chief Executive and Financial Officer of the Company, and the spouse of a former board member of the Company. These advances had a weighted average annual interest rate of 10%. and were unsecured. The full balance of the loans of $1,500,000 was transferred to DW California Food Distribution LLC (the “DW Food”), a California limited liability company that is owned by Mr. Dinghua Wang, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock in December 2020 (See Note 7 – Related Party Transactions).

Interest expense for the three months ended September 30, 2021 and 2020 for the above loans amounted to $0 and $37,606, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 for the above loans amounted to $0 and $112,002, respectively.

Long term debt

In March 2020, the Company purchased and financed a vehicle with a six year loan for a total of approximately $124,000. The Company traded in a fully depreciated vehicle and received a credit of $16,000. The monthly payments are $1,715 from March 2020 to February 2026, with interest at 4.56% per annum.

The obligation is payable as follows:

Twelve months ended September 30,	Amount
(Unaudited)
2022	$17,199
2023	17,998
2024	18,834
2025	19,709
2026	8,480
Total long-term debt payment	82,220
Current portion of long-term debt	(17,199)
Long term debt	$65,021

Interest expense for the three months ended September 30, 2021 and 2020 for the above loan amounted to $967 and $1,153, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 for the above loan amounted to $3,042 and $2,759, respectively.

Note 7 – Related Party Transactions

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Dinghua Wang at the time of the transaction. During the nine months ended September 30, 2021 and 2020, advances totaled $16,409 and $22,726, respectively, and repayments totaled $23,130 and $239,116, respectively. As of September 30, 2021 and December 31, 2020, the balance due to Mr. Dinghua Wang, non-interest bearing, amounted to $48,886 and $55,607, respectively. This balance is unsecured.

Advance from related party, interest bearing

The Company borrowed $30,000 from a related party to fund operations in July 2016. This related party is the son of Mr. Dinghua Wang. The advance had an annual interest rate of 10%, was unsecured and was due on March 20, 2024. The advance of $30,000 was transferred to DW Food, a related party, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock in December 2020.

Interest expense for the three months ended September 30, 2021 and 2020 for the above loans amounted to $0 and $756, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 for the above loans amounted to $0 and $2,252, respectively.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Month Ended September 30, 2021	Nine Months Ended September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State statutory rate	7.0%	7.0%	7.0%	7.0%
Valuation allowance	(26.4)%	(21.9)%	(27.1)%	(21.2)%
Permanent difference *	(1.6)%	(6.1)%	(0.9)%	(6.8)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

_____________

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. Net operating losses for the years from 2017 through September 30, 2021 of approximately $5.7 million will not expire but are limited to 80% of income until utilized. Net operating losses for the year ended 2016 and prior years of approximately $5.5 million will expire in the years from 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Amortization of intangible assets	$-	$181,333
Net operating losses	3,056,261	2,593,424
Deferred tax assets	3,056,261	2,774,757
Valuation allowance	(3,056,261)	(2,774,757)
Deferred tax assets, net	$-	$-

Changes in the valuation allowance for deferred tax assets increased by $281,504 and $317,521 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company did not utilize any deferred tax assets from prior periods.

As of September 30, 2021, federal tax returns filed for 2018, 2019 and 2020 remain subject to examination by the taxing authorities. As of September 30, 2021, California tax returns filed for 2017, 2018, 2019 and 2020 remain subject to examination by the taxing authorities

Note 9 – Leases

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

In January 2019, the Company entered an office lease agreement with a 5-year lease term starting in March 2019 and ending in February 2024. The Company recognized lease liabilities of approximately $618,000 with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 4.78%, which was determined using the Company’s estimated incremental borrowing rate. As of September 30, 2021, the remaining term of the lease is 2.42 years.

In March 2020, the Company entered another office lease agreement with a 3-year lease term starting in March 2020 and ending in February 2023. The Company recognized lease liabilities of approximately $279,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which was determined using the Company’s incremental borrowing rate. As of September 30, 2021, the remaining term of the lease is 1.42 years.

The Company leased factory space on a month-to-month basis, which it classified as an operating lease. This lease was terminated in May 2021. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended September 30, 2021 and 2020, lease expenses amounted to $59,786 and $70,287, respectively, of which, $0 and $10,500 are short-term lease expenses, respectively.

For the nine months ended September 30, 2021 and 2020, lease expenses amounted to $193,359 and $194,193, respectively, of which, $14,000 and $31,500 are short-term lease expenses, respectively.

The maturity of the Company’s lease obligations is presented below:

Twelve months ended September 30,	Amount
(Unaudited)
2022	$258,555
2023	187,808
2024	61,640
Total lease payments	508,003
Less: interest	(25,250)
Present value of lease liabilities	482,753
Less: current portion of lease liabilities	(241,107)
Non-current portion of lease liabilities	$241,646

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

In addition, due to the COVID-19 going around the world and some of the raw materials to produce our products are sourced from outside of the United States, the suppliers have been and might continue to be negatively impacted due to supply chain disruption, increases of shipping costs and shortages of raw materials around the world. Consequently, COVID-19 has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to the raw material shortage, delay of shipment, and increased price for the Company’s products manufactured by our suppliers.

Because of the uncertainty surrounding COVID-19, the financial impact for the remainder of 2021 cannot be reasonably estimated at this time. The Company’s operations started to recover as total revenues for the three and nine months ended September 30, 2021 were higher as compared to the same period of 2020. There can be no assurance that we will be able to maintain or increase our revenues for the remainder of 2021.

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

Private placements

During the nine months ended September 30, 2020, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 466,667 shares of the Company’s common stock, at a purchase price of $3.00 per share for an aggregate offering price of $1,400,000.

In connection with the private placements, the Company issued an aggregate of 4,000 shares of Common Stock to various unrelated third-party individuals located outside the United States as compensation for introducing private placement investors outside of the U.S. to the Company. These shares were valued at $12,000, which was determined by using the associated average private placement purchase price of $3.00per share. The value of the shares was accounted for as a reduction of additional paid-in capital because the issuances were made as compensation for financing-related services in connection with the Company’s private placement.

As of September 30, 2021 and December 31, 2020, $1,735,695 were unpaid and recognized as stock subscription receivables in the accompanying statements of changes in shareholders’ deficit. During the nine months ended September 30, 2021 and 2020, the Company received $0 and $50,000 of the stock subscription receivables, respectively.

Common stock issued for consulting services

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), pursuant to which GMU was to provide business and financial operation and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 333,334 shares of common stock of the Company (the “Share Payment”). The cash payments required of $7,500 per month in the agreement were cancelled in May 2019. However, GMU was required to provide services in respect to the stock compensation for the remaining term of the agreement until March 12, 2020. For the three months ended September 30, 2021 and 2020, amortization of deferred compensation of these shares amounted to $0.  For the nine months ended September 30, 2021 and 2020, amortization of deferred compensation of these shares amounted to $0 and $125,000, respectively.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 766,668 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. The RSUs vested 30% each on July 13, 2019 and 2020 and the remaining 40% of the RSUs vested on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $1.11 per share, and are being amortized ratably over the term of the vesting period of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three months ended September 30, 2021 and 2020, amortization of deferred stock compensation of these shares amounted to $11,191 and $83,002, respectively. For the nine months ended September 30, 2021 and 2020, amortization of deferred stock compensation of these shares amounted to $179,992 and $210,302, respectively. Deferred stock compensation of $0 has been recognized as a reduction of shareholders’ deficit as the services have been performed as of September 30, 2021.  Deferred stock compensation of $179,992 has been recognized as a reduction of shareholders’ deficit as the services have not been performed as of December 31, 2020.

The following table summarizes unvested restricted common stock activity for the nine months ended September 30, 2021 and for the year ended December 31, 2020:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2019	536,668	$1.11
Granted	-	-
Vested	230,000	-
Forfeited	-	-
Outstanding as of December 31, 2020	306,668	1.11
Granted	-	-
Vested	306,668	-
Forfeited	-	-
Outstanding as of September 30, 2021	-	$-

Note 12 – Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2021 up through the date the Company issued these unaudited condensed financial statements on November 12, 2021. Based on the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

In January 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SUSS Technology Corporation, a Nevada corporation (the “Seller”), pursuant to which the Seller agreed to sell to the Company substantially all of the assets associated with the Seller’s manufacture of dietary supplements (the “Nevada Factory”) for an aggregate purchase price (the “Purchase Price”) of $1,000,000 and 333,334 shares of the Company’s common stock (the “Purchase Shares”) valued at $320,000. The Seller was one of our major suppliers during the year ended December 31, 2017. These assets met all industry nutritional and dietary supplement manufacturing standards, including U.S. Food and Drug Administration and Good Manufacturing Practice compliance and Current Good Manufacturing Practice regulations. Upon purchasing these assets from the Seller, we started to manufacture some of the nutritional supplements that we sold until May 2021. In May 2021, we determined that it would be more beneficial to outsource to third-party manufacturers the production of our branded and OEM products rather than manufacturing through our Nevada Factory. As a result, we disposed of our factory machinery and terminated our Nevada Factory lease in May 2021. As we have significant continuing involvement in the sale of our branded and OEM products through our third-party manufacturers, this restructuring did not constitute a strategic shift that will have a major effect on our operations and financial results. Therefore, the results of operations for our Nevada Factory were not reported as discontinued operations under the guidance of FASB ASC 205.

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

Barriers to entry are minimal in the nutritional supplement and skin care businesses, and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in e-commerce, and increased access to online shopping, is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise to consumers in Asia. There can be no assurance that we will maintain or increase our competitive position or that we will continue to provide only American-made merchandise.

As COVID-19 has limited the global travels, transportation, and import and export of goods, we moved our focus on local OEM and packaging business through the production from third party manufacturers and it has become our major revenue source in fiscal year 2021. The loss of one or more of our U.S. OEM and packaging customers would result in a potential loss of sales and have a negative effect on our operations if we cannot find one or more substitutes.

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

Coronavirus (COVID-19)

At the end of 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) which has spread rapidly to many parts of China and other parts of the world, including the U.S. In March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S. The economic impact of the coronavirus or COVID-19 in both China and the U.S have significantly impacted our business and results of operations.

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

Substantially all of our revenues are concentrated in China and the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect our business operations, financial condition and operating results, including but not limited to the material negative impact to the sourcing and delivery of our products, revenues and collection of accounts receivable and the additional allowance for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19, new variants and the efficacy and distribution of COVID-19 vaccines. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 for the remaining year of 2021.

In addition, due to the COVID-19 going around the world and some of raw materials to produce our products sourced from outside of the United States, the suppliers have been and might continue to be negatively impacted due to supply chain disruption, increased shipping costs and shortage of raw materials around the world. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for the remainder of 2021, including but not limited to the shortage of raw materials, delay of shipment, and increased prices for the Company’s products manufactured by our suppliers.

The Company started to recover as total revenues for the three and nine months ended September 30, 2021 were higher as compared to the same period of 2020. Because of the uncertainty surrounding COVID-19, the financial impact for 2021 cannot be reasonably estimated at this time.

Looking ahead, we understand that these unprecedented times will have a financial impact on some of our customers, and might potentially cause loss of certain existing customers. Our plan has been to promote the awareness of the importance of health and our health supplement products, which in turn might build sales with new customers to offset the loss of any of our existing customers.

As COVID-19 continues to impact global business, the U.S. government established relief programs for small business such as the Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan program (“EIDL”). In 2020, we received a PPP loan of $131,100 and EIDL loan of $150,000 to help fund our operation in 2020. The PPP loan was fully forgiven by the SBA administration in January 2021.

On February 2, 2021, the Company received loan proceeds of $137,792 under the U.S. Small Business Administration (“SBA”) second round of Paycheck Protection Program (“PPP”) to help fund our operations in 2021.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

	For the three months ended September 30,
				Percentage
	2021	2020	Change	Change
Total sales	$169,822	$41,697	$128,125	307.3%
Total cost of sales	61,200	56,656	4,544	8.0%
Gross profit (loss)	108,622	(14,959)	123,581	826.1%
Operating expenses
Selling	14,565	10,456	4,109	39.3%
General and administrative	302,455	300,470	1,985	0.7%
Stock compensation expense	11,191	83,002	(71,811)	(86.5)%
Total operating expenses	328,211	393,928	(65,717)	(16.7)%
Loss from operations	(219,589)	(408,887)	(189,298)	(46.3)%
Other expense, net	(873)	(33,734)	(32,861)	(97.4)%
Provision for income taxes	-	-	-	-
Net loss	$(220,462)	$(442,621)	$(222,159)	(50.2)%

Total sales increased by approximately $128,000 or 307.3%, from approximately $42,000 in the three months ended September 30, 2020 to approximately $170,000 in the three months ended September 30, 2021. The increase of sales was mainly due to the OEM contracts that the Company signed in 2020 and we fulfilled some of those orders during the three months ended September 30, 2021.

The cost of sales increased by approximately $4,000, or 8.0%, from approximately $57,000 in the three months ended September 30, 2020 to approximately $61,000 in the three months ended September 30, 2021. The increase of cost of sales was in line with the increase of revenue as we fulfilled our OEM orders during the three months ended September 30, 2021.

Our overall gross margin (loss) percentage increased from a gross loss approximately (35.9)% in the three months ended September 30, 2020 to a gross margin of approximately 64.0% in the three months ended September 30, 2021, mainly due to the increase of sales in the three months ended September 30, 2021 as compared to the same period in 2020. We are no longer required to absorb our fixed production costs during the three months ended September 30, 2021 after the closing and disposal of our factory and the termination of our Nevada Factory lease in May 2021 as our OEM orders normally have high gross margins without fixed production costs from our factory in Nevada.  On the other hand, we had more idle manufacturing capacity cost for our Nevada factory which we closed down in May 2021 during the same period in 2020 which had created a gross loss.

Our product sales decreased by approximately $8,000, or 93.9% from $8,870 for the three months ended September 30, 2020 to $542 for the same period ended September 30, 2021.  The gross margin percentage increased from approximately 8.4% in the three months ended September 30, 2020 to approximately 71.4% in the three months ended September 30, 2021. The reason for the increase of gross margin percentage was due to the sale of products at retail price without any wholesale discounts in the three months ended September 30, 2021 while we offered some wholesales and bundle discounts to our customers during the same period in 2020.

Our OEM and packaging sales increased by approximately $136,000, or 415.7% from approximately $33,000 for the three months ended September 30, 2020 to approximately $169,000 for the same period ended September 30, 2021. The gross margin percentage increased from approximately 14.6% in the three months ended September 30, 2020 to approximately 63.9% in the three months ended September 30, 2021. For the three months ended September 30, 2021, we fulfilled our OEM orders with normal gross margin because we are no longer required to absorb our fixed production costs after the closing and disposal of our factory in Nevada. During the three months ended September 30, 2020, we had manufacturing overhead costs for our OEM and packaging sales including labor hours being allocated to such production, which we didn’t have during the same period in 2021. As a result, our OEM and packaging sales gross margin percentage increased by 49.3% during the three months ended September 30, 2021 as compared to the same period in 2020.

Selling expenses increased from approximately $10,000 in the three months ended September 30, 2020 to approximately $14,000 in the three months ended September 30, 2021. The increase of approximately $4,000, or 39.3%, was mainly due to the increase of approximately $9,000 of sales department salaries as we transferred our factory employees to be our sales representatives after closing our Nevada factory in May 2021, the increase of approximately $1,000 of shipping and packing expenses as we have more OEM orders that requires packing and shipping services, offset by the decrease of approximately $6,000 of advertising and marketing expenses.

General and administrative (“G&A”) expenses increased by approximately $2,000 from approximately $300,000 in the three months ended September 30, 2020 to approximately $302,000 in the three months ended September 30, 2021. The increase was mainly attributable to the increase of approximately $12,000 of professional fees, the increase of approximately $6,000 of insurance expense, the increase of approximately $11,000 property management expense, the increase of approximately $2,000 other miscellaneous G&A expenses offset by the decrease of approximately $16,000 of salary and employee benefit expenses as we did not replace certain employees after their departure, the decrease of approximately $10,000 of computer expenses, and the decrease of approximately $3,000 of bad debt expenses.

Stock compensation expenses decreased by approximately $72,000 during the three months ended September 30, 2021 compared to the same period in 2020. Approximately $11,000 and $83,000, related to the amortization of the value of 766,668 shares of restricted common stock to three employees for the three months ended September 30, 2021 and 2020, respectively, which all had a vesting period of three years and all have been fully vested in July 2021.

Other expense decreased by approximately $33,000 from approximately $34,000 in the three months ended September 30, 2020 to approximately $900 in the three months ended September 30, 2021, mainly due to the decrease of interest expenses of approximately $40,000 incurred from the third party and related parties interest bearing loans that were transferred to DW Food, a related party, through a debt sale agreement in December 2020 and subsequently paid with shares of the Company’s common stock in December 2020.

Net loss decreased by approximately $222,000 from approximately $443,000 in the three months ended September 30, 2020 to approximately $221,000 in the three months ended September 30, 2021, mainly due to the reasons discussed above.

Comparison of the nine months ended September 30, 2021 and 2020

	For the nine months ended September 30,
				Percentage
	2021	2020	Change	Change
Total sales	$1,366,291	$136,809	$1,229,482	898.7%
Total cost of sales	930,558	177,325	753,233	424.8%
Gross profit (loss)	435,733	(40,516)	476,249	1,175.5%
Operating expenses
Selling	80,762	41,629	39,133	94.0%
General and administrative	970,395	993,266	(22,871)	(2.3)%
Stock compensation expense	179,992	335,302	(155,310)	(46.3)%
Loss (gain) on disposal of equipment	268,800	(16,000)	284,800	1,780.0%
Total operating expenses	1,499,949	1,354,197	145,752	10.8%
Loss from operations	(1,064,216)	(1,394,713)	(330,497)	(23.7)%
Other income (expense), net	25,678	(106,797)	132,475	124.0%
Provision for income taxes	-	-	-	-
Net loss	$(1,038,538)	$(1,501,510)	$462,972	30.8%

Total sales increased by approximately $1.2 million or 898.7%, from approximately $137,000 in the nine months ended September 30, 2020 to approximately $1.36 million in the nine months ended September 30, 2021. The increase of sales was mainly due to the OEM contracts that the Company signed in 2020 and we have been fulfilling the orders under such contracts during the nine months ended September 30, 2021.

The cost of sales increased by approximately $753,000, or 424.8%, from approximately $177,000 in the nine months ended September 30, 2020 to approximately $930,000 in the nine months ended September 30, 2021. The increase of cost of sales was in line with the increase of revenue as we fulfilled our OEM orders during the nine months ended September 30, 2021.

Our overall gross margin (loss) percentage increased from a gross loss of approximately (29.6%) in the nine months ended September 30, 2020 to a gross margin of approximately 31.9% in the nine months ended September 30, 2021, mainly due to the increase of sales in the nine months ended September 30, 2021 as compared to the same period in 2020. We had more sales to absorb our fixed production costs during the nine months ended September 30, 2021 as our products normally have high gross margins.  In May 2021, we determined that it is more beneficial to outsource to third-party manufacturers the production of our branded and OEM products rather than manufacturing through our Nevada Factory. As a result, we closed and disposed of our factory and terminated our Nevada Factory lease in May 2021, which also attributable to higher gross margin because we had more idle manufacturing capacity cost for our Nevada factory during the same period in 2020 which had driven down our gross margin.

Our product sales decreased by approximately $21,000, or 53.6% from $38,624 for the nine months ended September 30, 2020 to $17,923 for the same period ended September 30, 2021. The gross margin percentage decreased from approximately 40.0% in the nine months ended September 30, 2020 to approximately 24.9% in the nine months ended September 30, 2021. The reason for the decrease of gross margin percentage was due to providing more discounts to our customers during the nine months ended September 30, 2021, mostly during the first six months of 2021, on some of our products that were closer to the expiration date as compared to the same period in 2020.

Our OEM and packaging sales increased by approximately $1.3 million, or 1,273.3% from approximately $98,000 for the nine months ended September 30, 2020 to approximately $1,348,000 for the same period ended September 30, 2021. The gross margin percentage decreased from approximately 41.7% in the nine months ended September 30, 2020 to approximately 33.0% in the nine months ended September 30, 2021. For the nine months ended September 30, 2021, we had incurred more manufacturing overhead costs for our OEM and packaging sales with additional labor hours being allocated to production due to increased production procedures for certain products in our Nevada factory before it was closed down in May 2021, as compared to the same period in 2020. In addition, the cost of raw materials of certain OEM orders required higher material usage in the first half of 2021 as compared to the OEM and packaging products sold in the same period in 2020.  As a result, our OEM and packaging sales gross margin percentage decreased by 8.7% during the nine months ended September 30, 2021 as compared to the same period in 2020.

Selling expenses increased from approximately $42,000 in the nine months ended September 30, 2020 to approximately $81,000 in the nine months ended September 30, 2021. The increase of approximately $39,000, or 94.0%, was mainly due to the increase of approximately $31,000 of packing expenses and the increase of approximately $19,000 of shipping expenses as we fulfilled more OEM orders that required packing and shipping services, the increase of approximately $20,000 of sales department salaries as we transferred our factory employees to be our sales representatives after closing our Nevada factory in May 2021 offset by the decrease of approximately $30,000 of advertising, marketing and training expenses.

General and administrative (“G&A”) expenses decreased by approximately $23,000 from approximately $993,000 in the nine months ended September 30, 2020 to approximately $970,000 in the nine months ended September 30, 2021. The decrease was mainly attributable to the decrease of approximately $47,000 of payroll and benefit expenses as we did not replace certain employees after their departure, the decrease of approximately $30,000 of bad debt expenses, and the decrease of approximately $15,000 of foreign currency transaction fees offset by the increase of approximately $27,000 of rent and management fee expense in connection with our training center in New York, the increase of approximately $12,000 to upgrade our website, the increase of approximately $10,000 of professional fees, and the increase of approximately $20,000 of other miscellaneous G&A expenses.

Stock compensation expenses decreased by approximately $155,000 during the nine months ended September 30, 2021 compared to the same period in 2020. In March 2019, we issued 333,334 shares of our common stock to an advisor to provide certain business and financial operation and planning consultation services, and with amortization expenses of approximately $125,000, and such services were completed in March 2020 and we no longer incurred such costs in the nine months ended September 30, 2021. Approximately $180,000 and $210,000, related to the amortization of the value of 766,668 shares of restricted common stock issued to three employees for the nine months ended September 30, 2021 and 2020, respectively, which all have a vesting period of three years and all have been fully vested in July 2021.

In May 2021, we determined that it is more beneficial to outsource to third-party manufacturers the production our branded and OEM products rather than manufacturing through our Nevada factory.  As a result, we terminated our Nevada factory lease and closed and disposed of all machinery held in our Nevada factory which resulted in a $268,800 loss on disposal of equipment for the nine months ended September 30, 2021.   During the nine months ended September 30, 2020, we traded in one of our vehicles which resulted in a gain of $16,000.

Other income (expense) increased by approximately $132,000 from an expense of approximately $(107,000) in the nine months ended September 30, 2020 to income of approximately $26,000 in the nine months ended September 30, 2021, mainly due to the decrease of interest expense of approximately $117,000 incurred from the third and related parties interest bearing loans that were transferred to DW Food, a related party, through a debt sale agreement in December 2020 and subsequently paid with shares of the Company’s common stock in December 2020.  The increase of other income was also due to a $25,000 California Small Business COVID-19 Relief Grant that we received in May 2021.

Net loss decreased by approximately $463,000 from approximately $1.5 million in the nine months ended September 30, 2020 to approximately $1.0 million in the nine months ended September 30, 2021, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2021, we had a cash balance of approximately $1,000, compared to a cash balance of approximately $10,000 at December 31, 2020.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and current liabilities of approximately $1.2 million, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need funds, our principal shareholder and Chief Executive and Financial Officer Mr. Dinghua Wang may lend additional money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.  Subsequent to September 30, 2021, Mr. Wang has lent approximately $40,000 to the Company for working capital purposes.

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

For the nine months ended September 30, 2021, cash used in operating activities amounted to approximately $135,000 as compared to approximately $801,000 used in operating activities in the same period in 2020. Cash used in operating activities for the nine months ended September 30, 2021 was primarily the result of our approximately $1.0 million net loss, the decrease of accounts payable and accrued expenses of approximately $29,000 and the payment of lease liabilities of approximately $151,000. This amount was partially offset by the non-cash expense of approximately $180,000 in stock based compensation, approximately $33,000 of depreciation expenses, approximately $159,000 in amortization of operating leases right-of-use assets and approximately $269,000 of loss on disposal of equipment, the decrease of accounts receivable of approximately $67,000, the decrease of inventories of approximately $9,000, the decrease of prepaid expenses approximately $151,000 as we realized our prepaid inventory purchases to fulfill our OEM orders and the increase of deferred revenue of approximately $211,000 as we still have some OEM backlog orders to be fulfilled.

For the nine months ended September 30, 2021, investing activities provided approximately $7,700 in net cash received from the sale of machinery in our Nevada factory.

For the nine months ended September 30, 2021, financing activities provided approximately $119,000 as compared to approximately $860,000 during the nine months ended September 30, 2020. Net cash received in the nine months ended September 30, 2021 includes approximately $138,000 from the second round of the SBA PPP loan, and approximately $16,000 from a loan from our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang. These amounts were partially offset by our repayment of approximately $23,000 to our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang and approximately $12,000 of principal payments for long-term debt.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2021 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2021, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	November 12, 2021	/s/ Ding Hua Wang

