Form 10-K
period 2021-12-31
Merion, Inc.
filed 2022-04-11
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC markets on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $106,347,804 based on 35,449,268 shares of common stock held by non-affiliates of the registrant at the price of $3.00 per share.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 61,519,905 shares as of April 8, 2022.

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

Products

Since June 2014, we have been selling our products primarily over the internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the internet through our website at www.merionus.com and provide OEM and packaging products through third party manufacturing. As of the date of filing of this report, we market eight individual nutritional supplement products. We did not develop any new products in 2021. We are no longer selling similar products of third parties on our website.

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

Company Products

Due to the ongoing COVID-19 pandemic in 2021 which has limited global travel, transportation, and import and export of goods, the Company has focused more on its OEM and packaging business to provide private label supplement products or customized formula supplement products to wholesale and retail customers. We manufactured these products through our Nevada Factory prior to May 2021 and subsequently we purchase the raw material for the products and outsource to third-party manufacturers and packaging companies to produce and pack these products for our customers after we closed our Nevada Factory in May 2021.

For the wholesale and retail customers who are looking for private label products, we provide our own formulas, purchase raw material and contract third party manufacturers to produce products. For the customers who have their own formulas, we purchase raw materials and outsource to the third-party manufacturers and packing companies for their products.

We continue to sell our nutritional supplement and beauty products on our website. Our nutritional supplement products are made according to a micro molecular nutrition formula. To achieve the maximum effect of products, micro molecular health foods were designed to be absorbed by cells directly with minimum chemical conversion, which we believe promotes faster absorption. We believe our company is one of only a few companies in the market which are using a micro molecular nutrition formula.

In January 2018, we introduced a beauty product, Noir Naturel, a gentle formula for grey coverage from the first application into hair care.

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

The nutritional supplements’ and beauty products’ formulas do not have patent protection.

Sales breakdown

	2021	2020

Nutritional and beauty products	3%	16%

OEM and packaging products	97%	84%

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

For the years ended December 31, 2021 and 2020, there were no returns of products.

Sourcing and Production

Our Products

During the years ended December 31, 2021 and 2020, we acquired our ingredients from the suppliers and contracted for production of our proprietary products from manufacturers that we believe are reliable, reputable and deliver high quality materials, products and services. During the year ended December 31, 2020, we also acquired our ingredients from suppliers for direct production in our Nevada factory until we disposed of our factory machinery and terminated our Nevada Factory lease in May 2021. In 2021, three suppliers accounted for approximately 69.2% of our total purchases: American Health Formulations Inc. (35.3%), Nutriient LLC (22.8%), and Myland Nutraceuticals Holding (HK) Ltd. (11.1%). In 2020, one supplier accounted for approximately 71.8% of our total purchases: Xi'an Yanhao Bio-tech Co., Ltd. The loss of one or more of these suppliers could have a negative impact on our sales and revenues if we cannot find a substitute quickly or upon favorable terms.

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

We maintain good relationships with our suppliers and do not anticipate that any of our suppliers will terminate such relationships in the near term. We also have ongoing relationships with secondary and tertiary suppliers. In the event that we become unable to source any products or ingredients from our major suppliers, we believe that we would be able to replace those products or substitute source these ingredients from our secondary and tertiary suppliers without great difficulty or significant increases to our cost of goods sold.

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

For nutritional products and beauty products, we purchase our ingredients from third parties and contract with a third-party manufacturer for further processing of the raw materials into final products to be sold. Prior to January 1, 2018 and starting on June 1, 2021, we did not own a manufacturing plant for product processing and all manufacturing was conducted by third parties.

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

In addition, we maintain good relationships with our wholesale distributors in China and our OEM and packaging customers in the U.S. and do not anticipate that any of those parties will terminate such relationships in the near term.  In 2021, one customer accounted for approximately 86.5% of our sales: Uhealth Global Inc. In 2020, one customer accounted for approximately 56.2% of our sales: Staradiant Inc. The loss of one or more customers could result in a potential loss of sales and have a significant negative effect on our operations.

Order Backlog

As of December 31, 2021, we have approximately $0.9 million of order backlog.

Industry Analysis

The nutrition and supplement OEM and packaging business includes enterprises engaged in the production and packaging of health and nutrition supplements for third party customers. The revenue for health and nutrition supplements OEM business has experienced consistent growth over the five years between 2016 and 2021, driven by increased demand from consumers. Increasing consumer awareness of personal health and wellbeing is expected to be a key driving factor for health and nutrition supplements. The increasing number of products launched by small entrepreneur companies that do not have manufacturing capacity is also expected to drive the global health and nutrition supplements OEM market growth. Outsourcing is on the rise in the nutrition supplements industry and contract manufacturing helps supplement companies to approach the business processes in a customer-centric way, which helps lower costs, improve business efficiency and raise profits.

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

Marketing Plan

The Company signed a new lease agreement effective March 1, 2020 to open a New York office to expand its business in the New York market. The office is intended to be used as the training center for market development. The Company will focus on promoting its new product (ReMage Power) in the New York market. ReMage Power is a nutritional supplement which provides anti-aging Nicotinamide adenine dinucleotide (NAD)+ support and promotes energy and cell metabolism.  However, due to the coronavirus (COVID-19) cases continue to surge throughout the United States, we did not utilize the training center since the beginning of the lease.  Due to the outbreak of new variants of coronavirus, we kept the training center closed and did not utilize the training center in 2021. We will reopen our New York office after the pandemic eases off and use it for promoting our new product, a hair dye with gentle formula into the market.

As COVID-19 resurges with different variants, at-home COVID test kits are in a high demand, and have become the latest market trend that appears to grow for the coming years because they are relatively simple to perform with the immediacy of test results. The Company is in the process of establishing close working relationships with the suppliers to find its position in this new market.

As the increased beauty and health demand of women, the Company plans to expand the beauty industry market by develop new beauty and anti-aging products, such as the 8D facial masks. The new products are expected to launch in  April 2022. The Company also plans to develop a new supplement that can help with the testosterone levels that is expected to be officially launched in June 2022.

In the second quarter of 2022, the Company plans to launch a new gentle formula hair dye product with high technology which is friendly to sensitive skin and has rich and long-lasting color. They are easy to use and can cover gray hair in only 5 minutes. The products are planned to sell in US and Asian stores.

The majority of the Company’s sales on nutritional and beauty products were generated from China for the years ended December 31, 2021and 2020.

We believe that consumers have become more confident in ordering products like ours over the Internet. However, the nutritional supplement and skin care product e-business markets have been, and continue to be, increasingly competitive, and are rapidly evolving.

The Company mainly rely on its CEO’s network and business relationships in the industry to approach potential customers for its OEM and packaging business in fiscal year 2021 and 2020.

Share Distribution Plans

On June 30, 2017, the Company’s Board of Directors approved the grant of up to 6.67 million shares (from authorized but unissued shares of the Company’s common stock) to persons outside the U.S. who sell Company products, based on their sales performance in the future. The Company must determine that this type of incentive compensation is legal and appropriate for each country in which it is utilized. For ease of administration, this plan has been, and will continue to be, implemented solely for persons outside of the United States pursuant to Regulation S under the Securities Act of 1933.

As of December 31, 2021, 21,500 shares were issued to the Company’s sales agents outside the U.S. in 2018.

Intellectual Property

We have no registered trademarks or patents in the United States. We have common law ownership rights under U.S. trade secret law for the formulations for our eight Nutritional Supplements. We also have common law ownership rights for the formulation of our Noir Naturel product.

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

The Company owns the domain name of www.merionus.com.

Research and Development

We did not have any research and development activities for the years ended December 31, 2021 and 2020.

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

Employees

We have the following employees:

•	Full time: 6
•	Operations – 2
•	Administrative – 2
•	Management – 1
•	Sales – 1

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

For the years ended December 31, 2021 and 2020, we had net losses of approximately $1.2 million and $1.8 million, respectively. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flows in the future. Our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. With our cash on hand as of December 31, 2021, management has concluded under generally accepted accounting principles that there is substantial doubt about our ability to continue as a going concern for the next twelve months from the date of this filing. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing and advances from our major shareholder. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to continue operations, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations our shareholders will likely suffer a complete loss of their investment in our securities.

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

As a public company, we are subject to the reporting requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Compliance with these rules and regulations requires significant legal and financial compliance costs and makes some business activities and decision-making process difficult, time-consuming or costly. As a public company, our competitor might be able to better understand our business strategies and financial conditions from our public disclosure to compete with us.

Our future growth and stability depends, in part, on our ability to diversify our sales. Our efforts to establish new sales from existing customers and new customers could require significant initial investments, which may or may not result in higher sales and improved financial results.

Our business strategy depends in large part on our ability to develop new product sales from current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, regulatory compliance, product registrations, package design, product testing, pilot production runs, and the build-up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time we generate net sales from new products or customers, and it is possible that we may not generate material revenue from new products or customers after incurring such expenditures. If we incur significant expenses and investments in creating and purchasing inventory that we are not able to recover our cost, and we are not able to compensate for those expenses, our operating results could be adversely affected.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and China and in any country where we conduct business. There can be no assurance that we, our third party manufacturers or our independent distributors will be in compliance with all of these regulations. A failure by us, our third party manufacturers or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreased revenues.

We are currently dependent on a limited number of independent suppliers and manufacturers for the production of all our products which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease.

We currently rely entirely on a limited number of third parties to supply and manufacture our products. Our products are manufactured on a purchase order basis only and manufacturers can terminate their relationships with us at will. These third party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our distributors and customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, some of our third party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers we may not be able to duplicate the exact profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our business caused by difficulties in obtaining supplies.

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

The disruption of global supply chains due to pandemic has adversely effected our OEM business and profit margin due to increased input costs.

The production cost for the manufacturers in the U.S. have increased due to surging prices for commodities, raw materials, disruption of supply chain and labor shortage caused by COVID-19, which reduce the profit margin and caused the fierce competition in product price. We face the challenges to obtain sufficient raw materials from suppliers during the pandemic due to the port congestion and supply chain disruption, which has caused and might continue to cause delay of product delivery and disruption of manufacturing process for our OEM business, which has and could continue to adversely affect our business, financial conditions and results of operations.

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

We will be required to monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, would be found to be in compliance with the applicable laws. Additionally, it is possible that the laws and rules in one or more jurisdictions may change in a manner that is harmful to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the capital and credit markets are experiencing volatility and the availability of funds remains limited, we will incur increased costs associated with equity and/or debt financing. It is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. In addition, fluctuations in interest rates could impact our floating rate debt negatively and increase our debt obligations.

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

Ding Hua Wang, a member of the Board of Directors and our Chief Executive and Financial Officer, beneficially owns 27,717,082 shares, or 45.1%, of our outstanding common stock. Mr. Wang will be able to exercise voting rights with respect to these shares of common stock, and has the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock. As a board member and officer, Mr. Wang owes a fiduciary duty to our shareholders and must act in good faith in a manner he reasonably believes to be in the best interests of our shareholders. As a shareholder, even a controlling shareholder, Mr. Wang is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders.

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

There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of raw materials used in our products, our third-party producers, or by companies with which we work in cooperative research and development activities. Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in China or other countries. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time-consuming, and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceeding to which we may become a party could cause us to:

•	pay damage awards;

•	seek licenses from third parties, which may not be available on reasonable terms or at all;

•	pay additional ongoing royalties, which could decrease our profit margins;

•	redesign our products, which may be costly, if at all possible; or

•	be restricted by injunctions.

These factors could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which could have a material adverse effect on our financial condition and results of operations.

We or the third parties upon whom we depend may be adversely affected by health epidemics, including the recent COVID-19 outbreak or other natural disasters.

With the outbreak of a novel strain of the coronavirus (COVID-19)which has spread rapidly in China and many parts of the world, including the U.S. In March 2020, the World Health Organization declared the COVID-19 a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S.

Substantially all of our own product sales revenues are generated in China and all of our OEM and packaging products revenues are generated in the U.S. Consequently, our results of operations have been and may continuously be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Chinese and U.S. economy. Any future potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by government authorities and other entities to contain the COVID-19 pandemic or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

•

temporary closure of offices, travel restrictions or suspension of shipment of our products to our customers and suppliers have negatively affected, and could continue to negatively affect, to supply our demand for raw materials;

•	our customers that are negatively impacted by the COVID-19 pandemic may reduce their budgets to purchase our products, which may materially adversely impact our revenue;
•

our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional bad debt expense. We may have to provide significant sales incentives to our customers and distributors in response to the pandemic, which may in turn materially adversely affect our financial condition and operating results;

•

the business operations of our distributors have been and could continue to be negatively impacted by the pandemic which may negatively impact our distribution channel, or result in loss of customers, which may in turn materially adversely affect our financial condition and operating results;

•

any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period of time or materially delay delivery to customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us;

•

many of our customers, distributors, suppliers and other partners are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the pandemic and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted;

•	the global stock markets have experienced, and may continue to experience, significant volatility from the COVID-19 outbreak, which could materially and adversely affect our stock price; and

Our results of operations for year ended of December 31, 2021 have been negatively impacted. Because of the uncertainty surrounding the COVID-19 pandemic, the financial impact and response to the coronavirus cannot be reasonably estimated at this time, but our results for the first quarter of and full year 2022 may be adversely affected. We expect our total revenues in the first quarter of 2022 to decrease year over year, and there is no guarantee that our total revenues will grow or remain at the similar level year over year in the next three quarters of 2022.

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

In general, our business could be adversely affected by the effects of epidemics, including, but not limited to, the COVID-19 pandemic, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, Ebola virus, severe weather conditions such as a snowstorm, flood, fires or hazardous air pollution, or other disasters. In response, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including temporary closure of our offices and other facilities. These severe conditions may cause us and/or our partners to make internal adjustments, including but not limited to, temporarily closing down business, limiting business hours, and setting restrictions on travel and/or visits with clients and partners for a prolonged period of time. These conditions may cause business disruption, resulting in material, adverse impact to our financial condition and results of operations.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We generate most of the sales of our nutritional and beauty products in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

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

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise substantial control over virtually every sector of the PRC economy through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. Our ability to sell our products in China may be harmed by changes in PRC laws and regulations, including those relating to how we conduct our business, taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our business in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant adverse effect on economic conditions in China or particular regions thereof and could negatively impact our sales in China.

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

If relations between the U.S. and China worsen, our business could be adversely affected by the trade war and investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the U.S. and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the U.S. and China, whether or not directly related to our business, could reduce the price of our common stock. These controversies also could make it more difficult for us to sell our products to our customers in China. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to import and export of goods, taxes, tariffs and duties and other charges on imports from China or exports to China. Due to an increase in tariffs imposed by China on products from U.S., some of our customers might seek alternatives, which could have negative impact on our sales as we mainly sell our own products to customers in China. In order to avoid these new tariffs, the market has shifted towards an uncertain era including sourcing from other countries. Our sales during this stage may also be negatively impacted by this shift in behavior.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property

We rented the following properties for the year ended December 31, 2021:

California offices and warehouse

Address/Size: 100 N Barranca Street #1000, West Covina, CA 91791 with 5,216 square feet

Term of Lease: From March 2019 through February 2024

Monthly Rental:

o    $10,954 from March 2019 to February 2020

o    $11,282 from March 2020 to February 2021

o    $11,621 from March 2021 to February 2022

o    $11,969 from March 2022 to February 2023

o    $12,328 from March 2023 to February 2024

Nevada manufacturing facility (Terminated on May 31, 2021)

•	Address/Size: 1883 Whitney Mesa Drive, Henderson, NV 89014 with 7,000 square feet

New York training center

Address/Size: Unit 9C, 37-12 Prince Street, Flushing, NY 11354 with 3,000 square feet

Term of Lease: From March 2020 through February 2023

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

Year	Quarter Ending	High	Low
2021	December 31	$0.75	$0.06
2021	September 30	$3.00	$0.05
2021	June 30	$4.80	$0.63
2021	March 31	$11.88	$1.05
2020	December 31	$3.00	$1.65
2020	September 30	$1.65	$0.45
2020	June 30	$1.65	$1.29
2020	March 31	$2.67	$0.90

Holders of Common Stock

As of April 8, 2022, there were 61,519,905 shares of our common stock issued and outstanding and there were approximately 5,144 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2021:

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

Since June 2014, we have been selling our products primarily over the internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who walk into the Company offices and customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the internet through our website at www.merionus.com and to our OEM and packaging customers. As of the date of this report, we market eight individual nutritional supplement products, three and five of which were introduced in 2018 and 2019 respectively, and one beauty product, which was also introduced in 2018, on our website. We are no longer selling similar products of third parties on our website.

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

On June 11, 2021, our Board of Directors approved a 1-for-3 reverse stock split of our common stock. On July 27, 2021, we filed a Certificate of Change with the State of Nevada (the “Certificate”) to effect a 1-for-3 reverse stock split of our authorized shares of common stock, par value $0.001 (the “Common Stock”), accompanied by a corresponding decrease in our issued and outstanding shares of Common Stock (the “Reverse Stock Split”), effective upon filing.  Following the Reverse Stock Split, the number of authorized shares of Common Stock was reduced from 1,000,000,000 to 333,333,333.   All shares and per share amounts (except for par value amount) used herein and in the accompanying financial statements have been retroactively restated to reflect the 1-for-3 Reverse Stock Split.

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

As COVID-19 has limited the global travels, transportation, and import and export of goods, we focused more on our local OEM and packaging business and it has become our major revenue source in fiscal year 2021. We manufactured these products through our Nevada Factory prior to May 2021 and subsequently we purchase the raw material for the products and outsource to the third-party manufacturers and packaging companies to produce and pack these products for our customers after we closed our Nevada Factory in May 2021. The loss of one or more of our U.S. OEM and packaging customers would result in a significant loss of sales and have a negative effect on our operations.

For the wholesale and retail customers who are looking for private label products, we provide our own formulas, purchase raw material and contract third party manufacturers to produce products. For the customers who have their own formulas, we purchase raw materials and outsource to the third-party manufacturers and packing companies for their products.

Our products are sensitive to business and personal discretionary spending levels, and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of downturn due to COVID-19, and the future economic environment continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. The increase of trade tensions between US and China and the COVID-19 pandemic have and might continue to have negative impacts on our business. The reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and results of operations.

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

Our headquarters are located in California and were closed from March 19, 2020 to June 9, 2020. Due to the surge of COVID-19 cases in California, our offices were closed again from July 16, 2020 to September 16, 2020 and our employees worked remotely from home during these periods. Our offices have been reopened since September 16, 2020. Substantially all of our product sales revenues are generated in China and all of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations have been and will continue to be materially adversely affected, to the extent that the pandemic harms the Chinese and U.S. economies. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the pandemic and new variants, efficacy and distribution of COVID-19 vaccines and the actions taken by government authorities and other entities in China and U.S. to contain COVID-19 or treat its impact, almost all of which are beyond our control.

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

Substantially all of our revenues are concentrated in the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect our business operations, financial condition and operating results, including but not limited to the material negative impact to the sourcing of raw materials and delivery of our products, revenues and collection of accounts receivable and any additional bad debt expense. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19, new variants and the efficacy and distribution of COVID-19 vaccines. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 for 2022.

In addition, due to COVID-19 spreading around the world and some of the raw materials to produce our products are sourced from outside of the United States, the suppliers have been and might continue to be negatively impacted due to supply chain disruption, increased shipping costs and shortage of raw materials. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2022, including but not limited to the shortage of raw materials, delay of shipment, and increased prices for the Company’s products manufactured by our suppliers.

The Company started to recover as total revenues for the years ended December 31, 2021 were higher as compared to the same period of 2020. Because of the uncertainty surrounding COVID-19, the financial impact for 2022 cannot be reasonably estimated at this time.

Looking ahead, we understand that these unprecedented times will have a financial impact on some of our customers, and might potentially cause us loss of certain existing customers. Our plan has been to promote the awareness of the importance of health and our health supplement products, which in turn might build sales with new customers to offset the loss of any of our existing customers.

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

On February 2, 2021, the Company received loan proceeds of $137,792 under the U.S. Small Business Administration (“SBA”) second round of Paycheck Protection Program (“PPP”) to help fund our operations in 2021. The PPP loan was fully forgiven by the SBA administration in October 2021.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

	For the years ended December 31,
				Percentage
	2021	2020	Change	Change
Total sales	$1,481,068	$439,033	$1,042,035	237.3%
Total cost of sales	1,035,091	454,346	580,745	127.8%
Gross profit (loss)	445,977	(15,313)	461,290	3,012.4%
Operating expenses
Selling	82,981	48,190	34,791	72.2%
General and administrative	1,271,500	1,345,007	(73,507)	(5.5)%
Stock compensation expense	179,992	421,101	(241,109)	(57.3)%
Loss (gain) on disposal of equipment	268,800	(16,000)	284,800	1,780.0%
Total operating expenses	1,803,273	1,798,298	4,975	0.3%
Loss from operations	(1,357,296)	(1,813,611)	(456,315)	(25.2)%
Other income (expense), net	161,772	(3,927)	165,699	4,219.5%
Provision for income taxes	800	800	-	0.0%
Net loss	$(1,196,324)	$(1,818,338)	$(622,014)	(34.2)%

Total sales increased by approximately $1,042,000 or 237.3%, from approximately $439,000 in the year ended December 31, 2020 to approximately $1,481,000 in the year ended December 31, 2021. The increase of sales was mainly due to the OEM contracts that the Company signed in 2020 and we fulfilled approximately $1.3 million of the orders during the year ended December 31, 2021 with approximately $0.9 million unfilled as of December 31, 2021

The cost of sales increased by approximately $581,000, or 127.8%, from approximately $454,000 in the year ended December 31, 2020 to approximately $1,035,000 in the year ended December 31, 2021. The increase of cost of sales was in line with the increase of revenue as we fulfilled our OEM orders during the year ended December 31, 2021.

Our overall gross margin (loss) percentage increased from a gross loss of approximately (3.5)% in the year ended December 31, 2020 to a gross margin of approximately 30.1% in the year ended December 31, 2021, mainly due to the increase of sales in the year ended December 31, 2021 as compared to the same period in 2020. We had more sales to absorb our fixed production costs during the year ended December 31, 2021 as our products normally have high gross margins.  In May 2021, we determined that it is more beneficial to outsource to third-party manufacturers the production of our branded and OEM products rather than manufacturing through our Nevada Factory. As a result, we closed our Nevada Factory, disposed its assets and terminated its lease in May 2021, which also contributed to a higher gross margin in 2021 because we had more idle manufacturing capacity cost for our Nevada factory during the same period in 2020 which had driven down our gross margin.

Our product sales decreased by approximately $27,000, or 38.0% from $69,735 for the year ended December 31, 2020 to $43,217 for the year ended December 31, 2021.  The gross margin percentage decreased from approximately 48.8% in the year ended December 31, 2020 to approximately 30.7% in the year ended December 31, 2021. The reason for the decrease of gross margin percentage was due to providing more discounts to our customers during the year ended December 31, 2021 on some of our products that were closer to the expiration date as compared to the same period in 2020.

Our OEM and packaging sales increased by approximately $1,069,000, or 289.3% from approximately $369,000 for the year ended December 31, 2020 to approximately $1,438,000 for the year ended December 31, 2021. The gross margin percentage increased from approximately 29.2% in the year ended December 31, 2020 to approximately 31.2% in the year ended December 31, 2021. For the year ended December 31, 2021, we fulfilled our OEM orders with normal gross margin because we are no longer required to absorb our fixed production costs after the closing of our factory in Nevada in May 2021. During the year ended December 31, 2020, we had manufacturing overhead costs for our OEM and packaging sales including labor hours being allocated to such production, which we didn’t have during the majority of the year ended December 31, 2021. As a result, our OEM and packaging sales gross margin percentage increased by 2.0% during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Selling expenses increased from approximately $48,000 in the year ended December 31, 2020 to approximately $83,000 in the year ended December 31, 2021. The increase of approximately $35,000, or 72.2%, was mainly due to the increase of approximately $10,000 of sales department salaries as we transferred our factory employees to be our sales representatives after closing our Nevada factory in May 2021, the increase of approximately $46,000 of shipping and packing expenses as we had more OEM orders that required packing and shipping services, offset by the decrease of approximately $21,000 of advertising and marketing expenses and other selling expenses.

General and administrative (“G&A”) expenses decreased by approximately $74,000 from approximately $1,345,000 in the year ended December 31, 2020 to approximately $1,272,000 in the year ended December 31, 2021. The decrease was mainly attributable to the decrease of approximately $29,000 of bad debt expense, a decrease of approximately $54,000 contractor expense and the decrease of approximately $21,000 salary and employee benefit expenses as we closed our Nevada factory in May 2021. The decrease was offset by the increase of approximately $29,000 in professional fees, such as attorney fees, auditor fees and consulting fees.

Stock compensation expenses decreased by approximately $241,000 during the year ended December 31, 2021 compared to the same period in 2020. Approximately $180,000 and $296,000, related to the amortization of the value of 766,668 shares of restricted common stock issued to three employees for the years ended December 31, 2021 and 2020, respectively, which all had a vesting period of three years and were fully vested as of July 2021.

The loss on disposal of equipment increased by approximately $285,000 from a gain of $16,000 in the year ended December 31, 2020 to a loss of $268,800 in the year ended December 31, 2021. The decrease was mainly due to the Company disposing of its machinery in the Nevada factory for $7,700 which resulted $268,800 of loss on disposal of equipment in May 2021.

Other income (expense) increased by approximately $166,000 from  an expense of approximately $(4,000) in the year ended December 31, 2020 to approximately $162,000 in the year ended December 31, 2021, mainly due to the decrease of interest expenses of approximately $143,000 incurred from a third party and related parties interest bearing loans that were transferred to DW Food California Food Distribution LLC, a related party, through a debt sale agreement in December 2020 and subsequently paid with shares of the Company’s common stock in December 2020.  The increase of other income was also due to a $25,000 California Small Business COVID-19 Relief Grant that we received in May 2021.

Net loss decreased by approximately $622,000 from approximately $1.8 million in the year ended December 31, 2020 to approximately $1.2 million in the year ended December 31, 2021, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of December 31, 2021, we had a cash balance of approximately $900, compared to a cash balance of approximately $10,000 at December 31, 2020.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and current liabilities of approximately $1.4 million, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need funds, our principal shareholder and Chief Executive and Financial Officer Mr. Dinghua Wang may lend additional money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

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

For the year ended December 31, 2021, cash used in operating activities amounted to approximately $216,000 as compared to approximately $990,000 used in operating activities in the same period in 2020. Cash used in operating activities for the year ended December 31, 2021 was primarily the result of our approximately $1.2 million net loss, the non-cash adjustment of approximately $138,000 for the gain on forgiveness of loan payable, and the payment of lease liabilities of approximately $162,000. This amount was partially offset by the non-cash expense of approximately $180,000 in stock based compensation, approximately $38,000 of depreciation expenses, approximately $214,000 in amortization of operating leases right-of-use assets and approximately $269,000 of loss on disposal of equipment, the decrease of accounts receivable of approximately $50,000, the decrease of inventories of approximately $52,000, the decrease of prepaid expenses approximately $113,000 as we realized our prepaid inventory purchases to fulfill our OEM orders and the increase of accounts payable and accrued expenses of approximately $111,000 and the increase of deferred revenue of approximately $246,000 as we still have some OEM backlog orders to be fulfilled.

For the year ended December 31, 2021, investing activities provided $7,700 in cash received from the sale of machinery in our Nevada factory.

For the year ended December 31, 2021, financing activities provided approximately $200,000 as compared to approximately $990,000 during the year ended December 31, 2020. Net cash received in the year ended December 31, 2021 includes approximately $138,000 from the second round of the SBA PPP loan that was forgiven in October 2021, and approximately $103,000 from a loan from our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang partially offset by our repayment of approximately $24,000 to Mr. Dinghua Wang and approximately $17,000 of principal payments for long-term debt.

The material terms of the loans from Mr. Dinghua Wang, certain related parties and certain unaffiliated third parties are set forth in Note 6 and Note 7 of the accompanying notes to financial statements.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Merion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Merion, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company reported net losses of approximately $1,196,000 for the year ended December 31, 2021. At December 31, 2021, the Company has a significant working capital deficiency of approximately $1,300,000, a shareholders’ deficit of approximately $1,185,000 and has had to rely on additional borrowings to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee/Board of Directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As described further in Note 2 to the financial statements, the Company has incurred significant losses, had negative working capital and lacks significant revenues. The ability of the Company to continue as a going concern is dependent on raising capital and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to alleviate the going concern risk by investigating and securing various financing resources, including but not limited to borrowing from the Company’s major shareholder, private placements, and the possibility of raising funds through a future public offering.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following:

•	We performed testing procedures such as analytical procedures to identify conditions and events that indicated there was substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

•	We reviewed and evaluated management’s plans for dealing with the adverse effects of these conditions and events.

•	We inquired of Company management and reviewed Company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2017.

Flushing, New York

April 8, 2022

PCAOB ID: 2388

MERION, INC.

BALANCE SHEETS

	December,31	December 31
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$882	$9,506
Accounts receivable, net	25,144	75,258
Inventories	22,174	80,730
Prepaid expenses	76,856	190,059
TOTAL CURRENT ASSETS	125,056	355,553

PROPERTY AND EQUIPMENT, net	86,043	400,694
OPERATING RIGHT-OF-USE ASSETS	398,260	612,118
DEPOSITS	15,410	15,410
TOTAL ASSETS	$624,769	$1,383,775

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Loan payable - Economic Injury Disaster Loan	$4,386	$2,344
Accounts payable and accrued expenses	218,360	113,125
Deferred revenue	749,600	503,448
Operating lease liabilities - current	288,049	221,819
Long term debt - current	17,395	15,208
Due to shareholder, non-interest bearing	134,500	55,607
TOTAL CURRENT LIABILITIES	1,412,290	911,551

NON-CURRENT LIABILITIES:
Operating lease liabilities - non-current	183,397	411,584
Long term debt	60,598	79,407
Loan payable - Economic Injury Disaster Loan	153,583	150,000
TOTAL NON-CURRENT LIABILITIES	397,578	640,991

TOTAL LIABILITIES	1,809,868	1,552,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.001 par value, 333,333,333 shares authorized, 62,286,573 and 61,519,905 shares issued and outstanding, as of December 31, 2021 and December 31, 2020, respectively*	62,287	61,520
Additional paid-in capital	26,438,841	26,439,608
Deferred stock compensation	-	(179,992)
Deficit	(25,950,532)	(24,754,208)
Stock subscription receivable	(1,735,695)	(1,735,695)
TOTAL SHAREHOLDERS' DEFICIT	(1,185,099)	(168,767)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$624,769	$1,383,775

___________

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these financial statements.

MERION, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Years Ended December 31,
	2021	2020
SALES
Direct Sales	$43,217	$69,735
OEM and Packaging	1,437,851	369,298
TOTAL SALES	1,481,068	439,033

COST OF SALES
Direct Sales	29,968	35,690
OEM and Packaging	988,917	261,320
Inventory write-down	6,908	49,358
Idle Capacity	9,298	107,978
TOTAL COST OF SALES	1,035,091	454,346

GROSS PROFIT (LOSS)	445,977	(15,313)

OPERATING EXPENSES
Selling expenses	82,981	48,190
General and administrative expenses	1,271,500	1,345,007
Stock compensation expense	179,992	421,101
Loss (gain) on disposal of equipment	268,800	(16,000)
Total operating expenses	1,803,273	1,798,298

LOSS FROM OPERATIONS	(1,357,296)	(1,813,611)

OTHER INCOME (EXPENSE), net
Other income	36,870	21,136
Finance expenses	(12,890)	(156,163)
Gain on forgiveness of loan payable	137,792	131,100
Total other income (expense), net	161,772	(3,927)

LOSS BEFORE INCOME TAXES	(1,195,524)	(1,817,538)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(1,196,324)	$(1,818,338)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	61,881,184	59,433,104

LOSS PER SHARE
Basic and diluted*	$(0.02)	$(0.03)

_________

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these financial statements.

MERION, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Years Ended December 31, 2021 and 2020

			Additional	Deferred		Stock
	Common Stock*		Paid-in	Stock		Subscription
	Shares	Amount	Capital	Compensation	Deficit	Receivable	Total
BALANCE, December 31, 2019	59,136,129	$59,136	$19,302,663	$(601,093)	$(22,935,870)	$(1,140,695)	$(5,315,859)
Net loss	-	-	-	-	(1,818,338)	-	(1,818,338)
Amortization of deferred stock compensation	-	-	-	421,101	-	-	421,101
Issuance of common stock for cash and financing related services	570,666	571	1,699,429	-	-	(645,000)	1,055,000
Collection of stock subscription	-	-	-	-	-	50,000	50,000
Issuance of common stock for debt settlement	1,813,110	1,813	5,437,516	-	-	-	5,439,329
BALANCE, December 31, 2020	61,519,905	61,520	26,439,608	(179,992)	(24,754,208)	(1,735,695)	(168,767)
Net loss	-	-	-	-	(1,196,324)	-	(1,196,324)
Amortization of deferred stock compensation	-	-	-	179,992	-	-	179,992
Vested restricted stock units	766,668	767	(767)	-	-	-	-
BALANCE, December 31, 2021	62,286,573	$62,287	$26,438,841	$-	$(25,950,532)	$(1,735,695)	$(1,185,099)

__________

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these financial statements.

MERION, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,196,324)	$(1,818,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,150	59,209
Loss (gain) on disposal of equipment	268,800	(16,000)
Stock compensation expense	179,992	421,101
Amortization of operating right-of-use assets	213,858	189,649
Bad debt expense	-	28,723
Inventory write-down	6,908	49,358
Gain on forgiveness of loan payable	(137,792)	(131,100)
Changes in operating assets and liabilities
Accounts receivable	50,114	(64,200)
Inventories	51,648	35,656
Prepaid expenses	113,203	(166,709)
Accounts payable and accrued expenses	110,862	102,701
Deferred revenue	246,152	496,755
Operating lease liabilities	(161,957)	(176,901)
Net Cash Used in Operating Activities	(216,386)	(990,096)

Cash Flows from Investing Activities:
Proceeds from disposal of equipment	7,700	-
Net Cash Provided by Investing Activities	7,700	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and stock subscription	-	1,105,000
Advances from shareholder	103,148	27,927
Repayment of shareholder loan	(24,255)	(410,375)
Advances from third parties, non-interest bearing	-	10,000
Repayment of advances from third parties, non-interest bearing	-	(10,000)
Proceeds from loan payable	137,792	281,100
Principal payments of long-term debt	(16,623)	(13,287)
Net Cash Provided by Financing Activities	200,062	990,365

Net Change in Cash	(8,624)	269

Cash, beginning of year	9,506	9,237

Cash, end of year	$882	$9,506

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,075	$3,866
Cash paid for income tax	$800	$800
	.
Non-cash Transactions of Investing and Financing Activities:
Stock issued for debt settlement	$-	$5,439,329
Forgiveness of loan payable	$137,792	$131,100
Initial recognition of operating right-of-use assets and lease liabilities	$-	$278,883
Nonmonetary exchange of equipment and issuance of debt for equipment	$-	$123,902

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

The Company is a provider of health and nutritional supplements and personal care products currently sold on the internet through its website, at www.merionus.com, and to wholesale distributors. The Company also provides Original Equipment Manufacturer (“OEM”) and packaging services of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements for export, softgel capsules and health food.

In May 2021, the Company decided to outsource to third-party manufacturers the production of its branded and OEM products rather than manufacturing through its Nevada factory.  As a result, the Company disposed of its machinery and terminated its Nevada factory lease in May 2021.  As the Company has significant continuing involvement in the sale of its branded and OEM products through its third-party manufacturers, this restructuring did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations for its Nevada factory were not reported as discontinued operations under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 205.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of property and equipment, the collectability of receivables, the valuation of inventory and impairment of long-lived assets. The inputs into the Company’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Actual results could differ from those estimates.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	December 31, 2021	December 31, 2020

Accounts receivable	$25,144	$75,258
Allowance for doubtful accounts	-	-
Accounts receivable, net	$25,144	$75,258

Movement of the allowance for doubtful accounts is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Beginning balance	$-	$41,011
Provision for doubtful accounts	-	28,723
Less: write-offs	-	(69,734)
Ending balance	$-	$-

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials to be used by the Company’s third party manufacturers. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. For the years ended December 31, 2021 and 2020, the Company recognized $6,908 and $49,358, respectively, of inventory obsolescence reserves or write-downs.

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

Right-of-use Asset and Lease Liabilities

The Company utilizes the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” for all periods presented.  This standard requires lessees to recognize lease assets (“right of use”) and related lease obligations (“lease liabilities”) on the balance sheet for leases with terms in excess of 12 months.

Long-Lived Assets

Long-lived assets, including property, equipment, and right-of-use-assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Management reviewed the impact of COVID-19 and the related disruptions on the Company’s operating results, and based upon potential orders, it believes that currently there was no impairment during the years ended December 31, 2021 and 2020.

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

The core principle underlying the revenue recognition is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time, based on when control of goods and services transfers to a customer and there are no remaining performance obligations under the contract.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $10,430 and $1,288 for the years ended December 31, 2021 and 2020, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of December 31, 2021 and 2020 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of December 31, 2021 and 2020.

The majority of the Company’s product sales are generated from China and all of the Company’s OEM and packaging sales are generated from the United States.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $27,443 and $13,617 for the years ended December 31, 2021 and 2020, respectively.

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

Reverse Stock Split

On June 11, 2021, the Company’s Board of Directors approved a 1-for-3 reverse stock split of the Company’s common stock and filed on July 27, 2021, a Certificate of Change with the State of Nevada effective upon filing (see Note 11).  All share and per share amounts (except for par value amount) used herein and in the accompanying financial statements have been retroactively restated to reflect this reverse stock split.

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

766,668 shares of vested but unissued common stock are included in the basic and diluted EPS calculation for the year ended December 31, 2021.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States. The Company had no uninsured balances as of December 31, 2021.

Major Customers and Suppliers

For the year ended December 31, 2021, one customer accounted for approximately 87% of the Company’s sales and for the year ended December 31, 2020, one customer accounted for approximately 56% of the Company’s sales.

As of December 31, 2021 and 2020, one customer accounted for approximately 100% and 82% of the Company’s accounts receivable, respectively.

For the year ended December 31, 2021, three suppliers accounted for 69% (35%, 23% and 11%) of the Company’s product purchases and for the year ended December 31, 2020, one supplier accounted for 72% of the Company’s product purchases.

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

New Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying this standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on January 1, 2023 assuming the Company will remain eligible to be a smaller reporting company. The Company is currently evaluating the impact of this new standard on the Company’s financial statements and related disclosures.

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

Note 4 – Inventories

Inventories consist of raw materials for production, work-in-progress and finished goods available for resale, and can be categorized as:

	December 31, 2021	December 31, 2020

Raw materials	$12,136	$51,078
Work-in-progress	4,873	8,925
Finished goods	5,165	20,727
Inventories	$22,174	$80,730

Note 5 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2021	December 31, 2020

Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	123,902	123,902
Leasehold improvements	40,053	40,053
Machinery	-	420,000
Total	305,594	725,594
Less: accumulated depreciation and amortization	(219,551)	(324,900)
Property and equipment, net	$86,043	$400,694

Depreciation expense totaled $38,150 and $59,209 for the years ended December 31, 2021 and 2020, respectively.

In May 2021, the Company determined that it would outsource to the third-party manufacturers the production of its branded and OEM products rather than manufacturing through its Nevada factory.  As a result, the Company disposed of its machinery for $7,700 which resulted in $268,800 of loss on disposal of equipment for the year ended December 31, 2021.

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

On February 2, 2021, the Company received loan proceeds of $137,792 under the U.S. Small Business Administration (“SBA”) second round of the Paycheck Protection Program (“PPP”). The Company filed for loan forgiveness and the application was approved on October 20, 2021. The PPP loan was accounted for as a government grant and the forgiveness of the loan was recorded in other income during the year ended December 31, 2021.

Loan payable – Economic Injury Disaster Loan (“EIDL”)

On July 17, 2020, the Company received a loan in the amount of $150,000 from the Small Business Administration (“SBA”) EIDL program administered by the SBA pursuant to the CARES Act. In accordance with the requirements of the CARES Act, the Company used the proceeds primarily for working capital to alleviate economic injury caused by the COVID pandemic occurring in the month of January 2020 and continuing thereafter. The SBA loan is scheduled to mature on July 17, 2050 with a 3.75% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable, including principal and interest of $731, commences on July 17, 2022.

The obligation is payable as follows:

Year ended December 31,	Amount
(Unaudited)
2022	$4,386
2023	8,772
2024	8,772
2025	8,772
2026	8,772
Thereafter	229,463
Total SBA loan payment	268,937
Less: interest	(110,968)
Present value of SBA loan	157,969
Less; current portion of SBA loan	(4,386)
Non-current portion of SBA loan	$153,583

Interest expense for the year ended December 31, 2021 amounted to $5,625.

Due to third parties, interest bearing

The Company borrowed money from third parties to fund operations. These third parties consisted of friends of Mr. Dinghua Wang, the Chairman, Chief Executive and Financial Officer of the Company, and the spouse of a former board member of the Company. These advances had a weighted average annual interest rate of 10%. and were unsecured. The full balance of the loans of $1,500,000 was transferred to DW California Food Distribution LLC (“DW Food”), a California limited liability company that is owned by Mr. Dinghua Wang, through a debt sale agreement in December 2020. This balance due to DW Food was subsequently paid with shares of the Company’s common stock in December 2020 (See Note 7 – Related Party Transactions).

Interest expense for the years ended December 31, 2021 and 2020 for the above loans amounted to $0 and $136,937, respectively.

Long term debt

In March 2020, the Company purchased and financed a vehicle with a six year loan for approximately $124,000. The Company traded in a fully depreciated vehicle and received a credit of $16,000. The monthly payments are $1,715 from March 2020 to February 2026, with interest at 4.56% per annum.

The obligation is payable as follows:

Year ended December 31 ,	Amount
(Unaudited)
2022	$17,395
2023	18,203
2024	19,049
2025	19,934
2026	3,412
Total long-term debt payment	77,993
Less: current portion	(17,395)
Long term debt	$60,598

Interest expense for the years ended December 31, 2021 and 2020 for the above loan amounted to $3,961 and $3,866, respectively.

Note 7 – Related Party Transactions

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Dinghua Wang at the time of the transaction. During the years ended December 31, 2021 and 2020, advances totaled $103,148 and $27,927, respectively, and repayments totaled $24,255 and $410,375, respectively. As of December 31, 2021 and 2020, the balance due to Mr. Dinghua Wang, non-interest bearing, amounted to $134,500 and $55,607, respectively. This balance is unsecured.

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

Interest expense for the years ended December 31, 2021 and 2020 for the above loans amounted to $0 and $2,753, respectively.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2021 and 2020:

	Year ended December 31, 2021	Year ended December 31, 2020
Federal statutory rate	21.0%	21.0%
State statutory rate	7.0%	7.0%
Valuation allowance	(25.0)%	(24.2)%
Permanent difference *	(3.1)%	(3.8)%
Effective tax rate	(0.1)%	(0.0)%

________

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible offset by the forgiveness of the PPP loan which is not taxable.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. Net operating losses for the years from 2017 through December 31, 2021 of approximately $6.3 million will not expire but are limited to 80% of income until utilized. Net operating losses for the year ended 2016 and prior years of approximately $4.0 million will expire in the years from 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	December 31, 2021	December 31, 2020

Amortization of intangible assets	$-	$181,333
Net operating losses	2,892,295	2,593,424
Deferred tax assets	2,892,295	2,774,757
Valuation allowance	(2,892,295)	(2,774,757)
Deferred tax assets, net	$-	$-

Changes in the valuation allowance for deferred tax assets increased by $117,538 and $441,734 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, federal tax returns filed for 2018, 2019 and 2020 remain subject to examination by the taxing authorities. As of December 31, 2021, California tax returns filed for 2017, 2018, 2019 and 2020 remain subject to examination by the taxing authorities

Note 9 – Leases

Operating leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that did not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component.

In January 2019, the Company entered an office lease agreement with a 5-year lease term starting in March 2019 and ending in February 2024. The Company recognized lease liabilities of approximately $618,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 4.78%, which was determined using the Company’s estimated incremental borrowing rate. As of December 31, 2021, the remaining term of the lease is 2.17 years.

In March 2020, the Company entered another office lease agreement with a 3-year lease term starting in March 2020 and ending in February 2023. The Company recognized lease liabilities of approximately $279,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which was determined using the Company’s incremental borrowing rate. As of December 31, 2021, the remaining term of the lease is 1.17 years.

The Company leased factory space on a month-to-month basis, which it classified as an operating lease. This lease was terminated in May 2021. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the years ended December 31, 2021 and 2020, lease expenses amounted to $253,146 and $264,479, respectively, of which, $14,000 and $42,000 are short-term lease expenses, respectively.

The maturity of the Company’s lease obligations is presented below:

Year ended December 31,	Amount

2022	$302,795
2023	163,885
2024	24,656
Total lease payments	491,336
Less: interest	(19,890)
Present value of lease liabilities	471,446
Less: current portion of lease liabilities	(288,049)
Non-current portion of lease liabilities	$183,397

Note 10 – Commitments and Contingencies

Contingencies

Coronavirus (COVID-19)

At the end of 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) which has spread rapidly to many parts of China and other parts of the world, including the United States. The pandemic resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China, United States, and elsewhere around the world.

Substantially all of the Company’s revenues are concentrated in China and the United States. Consequently, the COVID-19 pandemic had and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2022, including but not limited to the material negative impact to the Company’s suppliers and delivery of products, total revenues, slower collection of accounts receivable and additional bad debt expense. The situation remains highly uncertain for any further outbreak or resurgence of COVID-19 and its new variants. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 and its new variants.

In addition, due to COVID-19 going around the world and some of the raw materials to produce our products are sourced from outside of the United States, the suppliers have been and might continue to be negatively impacted due to supply chain disruption, increases of shipping costs and shortages of raw materials around the world. Consequently, COVID-19 has continued to materially adversely affect the Company’s business operations, financial condition and operating results for 2021, including but not limited to the raw material shortage, delay of shipment, and increased price for the Company’s products manufactured by our suppliers.

Because of the uncertainty surrounding COVID-19, the financial impact for 2022 cannot be reasonably estimated at this time. The Company’s operations started to recover as total revenues for year ended December 31, 2021 were higher as compared to the same period of 2020. There can be no assurance that we will be able to maintain or increase our revenues for 2022.

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

Private placements

During year ended December 31, 2020, the Company entered into a series of Securities Purchase Agreements with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in private placements an aggregate of 566,667 shares of the Company’s common stock, at a purchase price of $3.00 per share for an aggregate offering price of $1,700,000.

In connection with the private placements, the Company issued an aggregate of 4,000 shares of Common Stock to various unrelated third-party individuals located outside the United States as compensation for introducing private placement investors outside of the U.S. to the Company. These shares were valued at $12,000, which was determined by using the associated average private placement purchase price of $3.00 per share. The value of the shares was accounted for as a reduction of additional paid-in capital because the issuances were made as compensation for financing-related services in connection with the Company’s private placement.

As of December 31, 2021 and 2020, $1,735,695 was unpaid and recognized as stock subscription receivables in the accompanying statements of changes in shareholders’ deficit. During the years ended December 31, 2021 and 2020, the Company received $0 and $50,000 of the stock subscription receivables, respectively.

Settlement of debt

On December 11, 2020, the Company entered into a Debt Repayment Agreement with Mr. Dinghua Wang and DW Food, a company that is owned by him, pursuant to which the Company agreed to repay $5,243,839 of debt owed to Mr. Dinghua Wang and his Company in the form of shares of Common Stock of the Company for an aggregate of 1,747,947 shares at a price of $3.00 per share, which was determined by using the latest private placement purchase price of $3.00 per share. As a result, there was no gain/loss recorded in these transactions. The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended.

On December 21, 2020, the Company entered into a Debt Repayment Agreement with Mr. Dinghua Wang and DW Food, a company that is owned by him, pursuant to which the Company agreed to repay $195,490 of debt owed to Mr. Dinghua Wang and his Company in the form of shares of Common Stock of the Company for an aggregate of 65,163 shares at a price of $3.00 per share, which was determined by using the latest private placement purchase price of $3.00 per share. As a result, there was no gain/loss recorded in this transaction. The Debt Repayment was completed pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended.

Common stock issued for consulting services

On March 13, 2019, the Company entered into a consulting agreement with Global Merchants Union (“GMU”), pursuant to which GMU was to provide business, financial operations and planning consultation services to the Company for consideration of $7,500 per month and a one-time stock payment of 333,334 shares of common stock of the Company (the “Share Payment”). The monthly payments in the agreement were cancelled in May 2019. However, GMU was required to provide services in respect to the stock compensation for the remaining term of the agreement until March 12, 2020. For the years ended December 31, 2021 and 2020, amortization of deferred compensation of these shares amounted to $0 and $125,000, respectively.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 766,668 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. The RSUs vested 30% each on July 13, 2019 and 2020 and the remaining 40% of the RSUs vested on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $1.11 per share, and were being amortized ratably over the term of the vesting period of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the years ended December 31, 2021 and 2020, amortization of deferred stock compensation of these shares amounted to $179,992 and $296,101, respectively.

Although the RSUs were fully vested in July 2021, the Company has not instructed the transfer agent to issue the shares of common stock. However, the 766,668 shares of common stock to be issued are being shown as outstanding as of July 13, 2021 for financial statement purposes.

The following table summarizes unvested restricted common stock activity for the years ended December 31, 2021 and for the year ended December 31, 2020:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2019	536,668	$1.11
Granted	-	-
Vested	230,000	-
Forfeited	-	-
Outstanding as of December 31, 2020	306,668	1.11
Granted	-	-
Vested	306,668	-
Forfeited	-	-
Outstanding as of December 31, 2021	-	$-

Note 12 – Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2021 up through the date the Company issued these financial statements on April 8, 2022. Based on the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Office/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Under the supervision of our Chief Executive Officer/ Chief Financial Officer, and with the participation of our management, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2021, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2021, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2021. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting occurred during the period covered by this annual report on Form 10-K, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Name	Age	Position

Ding Hua Wang	58	Chairman, CEO, CFO, President and Director
Xun Zhang	60	Director
Vickie Ho	40	Executive Vice President

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

Xun Zhang has served as a member of our Board of Directors since March 2011. From 2003 to date, Mr. Zhang has been Assistant Professor at Harvard Medical School in Boston, Massachusetts. From 1998 to date, he has been  the director of Neuroendocrine Research Laboratory of Massachusetts General Hospital in Boston, Massachusetts. Mr. Zhang received a PhD in 1994 from the State University of New York at Albany. With responsibility for product development guidance, Mr. Zhang brings his educational and research knowledge and experience to the Board which makes him a valuable member of the Board.

Vickie Ho has served as the Company’s Executive Vice President since May 2017. From September 2010 until her appointment as Executive Vice President, Ms. Ho served as the assistant to the Company’s President, Public Relations Manager and Human Resources Director of the Company. From April 2009 to August 2010, Ms. Ho was the assistant to the Company’s President and provided English interpretation services. Ms. Ho originally joined the Company in March 2008 in the Company’s stock department. Ms. Ho received her Bachelor’s degree in English with International Business from Shenyang Engineering Institution in 2006.

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

•

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Because the Chinese legal system is different from that in the U.S., please refer to the Complaint filed as noted in “Legal Proceedings” and filed as an Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2014 as it affects Dinghua Wang. Although not being named a defendant personally, the Complaint discussed Mr. Wang’s activities and indicated that the following order had been issued against Mr. Wang: “After the case was discovered, Dinghua Wang's special accounts for sales under the Company’s DSA model in China were blocked and the funds in the amount of RMB 22,848,738 and $1,321 in the accounts were frozen.” At the date of filing of this report, the status of this Order was still open. Accordingly, Mr. Wang may be considered to have been involved in one or more of the above named activities in the last 10 years

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer given the limited scope of our operations.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(a) reporting requirements.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer ("PEO”) and Principal Financial Officer ("PFO”), our three most highly compensated executive officers other than our PEO and PFO, who occupied such position at the end of our latest fiscal year and up to two additional individuals who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third-party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2021, and 2020.

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Ding Hua Wang	CEO and CFO and President	2021	$-	$-	$-	$-	$-	$-	$-
		2020	$-	$-	$-	$-	$-	$-	$-

Vickie Ho	Executive Vice President	2021	$148,800	$-	$78,261	$-	$-	$-	$227,064
		2020	$148,800	$-	$128,745	$-	$-	$-	$277,545

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2021

The following table sets forth information regarding all unexercised, unvested, outstanding equity awards held, as of December 31, 2021, by those individuals who served as our named executive officers during any part of fiscal year 2021.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ding Hua Wang	-	-	-	-	-	-	-	-	-
Xun Zhang	-	-	-	-	-	-	-	-	-
Vickie Ho	-	-	-	-	-	-	-	-	-

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal years ended at December 31, 2021 and 2020.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ding Hua Wang	-	-	-	-	-	-
Xun Zhang	-	-	-	-	-	-

No director was paid any form of compensation for acting as a Director for year ended December 31, 2021 and 2020. See Executive Compensation table above for salaries paid to these Directors for their role as officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group as of April 8, 2022. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

On July 27, 2021, the Company effected a 1-for-3 reverse stock split of its common stock.  The share numbers herein have reflected the 1-for-3 Reverse Stock Split.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days of April 8, 2022 through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days of April 8, 2022, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days of April 8, 2022. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is 100 N Barranca Street #1000, West Covina, CA 91791.

Name	Number of Shares of Common stock	Percentage

Ding Hua Wang(1)	27,717,082	45.1%
Xun Zhang	166,667	0.3%
Vickie Ho*	333,334	0.5%
All officers and directors as a group [3 persons]	28,217,083	45.9%

 _______

*333,334 shares were vested but have not been issued as of April 8, 2022.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 61,519,905 shares of common stock outstanding as of April 8, 2022.

(1)	including 1,146,444 shares owned by DW California Food Distribution LLC, a company wholly owned by Mr. Ding Hua Wang.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Dinghua Wang at the time of the transaction. During the years ended December 31, 2021 and 2020, advances totaled $103,148 and $27,927, respectively, and repayments totaled $24,255 and $410,375, respectively. As of December 31, 2021 and 2020, the balance due to Mr. Dinghua Wang, non-interest bearing, amounted to $134,500 and $55,607, respectively. This balance is unsecured.

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

Interest expense for the years ended December 31, 2021 and 2020 for the above loans amounted to $0 and $2,753, respectively.

Director Independence

Our board of directors has determined that Mr. Xun Zhang is qualifies as “independent” as the term is defined by Rule as 5605(a)(2).

Item 14. Principal Accountant Fees and Services

The Company incurred audit fees in the total of $140,000 and $134,000 for fiscal years 2021 and 2020, respectively.

The following table shows the aggregate fees paid or accrued by us for the audit and other services provided by our auditors for fiscal 2021 and 2020.

	2021	2020

Audit Fees	$140,000	$134,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$140,000	$134,000

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

3.3

Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevadaon October 13, 2020,  Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 15, 2020

3.4

Certificate of Change for Reverse Stock Split filed with the Secretary of the State of Nevada on July 27, 2021, Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2021

10.1

Asset Purchase Agreement, dated January 1, 2018, by and between the Company and Suss Technology Corporation – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 4, 2018.

10.2

Strategic Cooperation Agreement by and between Merion, Inc. and Alitaitai Industrial Holding Group, dated January 8, 2019 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 14, 2019.

10.3	Lease Agreement between Merion, Inc. and Barranca Tower, LLC on January 25, 2019.

10.4	Consulting Agreement between Merion, Inc. and Global Merchants Union on March 13, 2019 – Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on March 15, 2019.

10.5

Securities Purchase Agreement by and between the Company and Jinzhuang Zhang, dated January 13, 2020 - Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 16, 2020.

10.6	Securities Purchase Agreement by and between the Company and Deping Song, dated January 14, 2020 - Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on January 16, 2020

10.7	Securities Purchase Agreement by and between the Company and Jinming Chen, dated January 25, 2020 - Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on January 27, 2020.

10.8

Securities Purchase Agreement by and between the Company and Charming Life International, LLC, dated September 7, 2020 - Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on September 9, 2020.

10.9	Securities Purchase Agreement by and between the Company and Min Zhang, dated September 7, 2020 - Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed with the SEC on September 9, 2020.

10.10

Securities Purchase Agreement by and between the Company and Vickie Hienthuc Duong, dated September 22, 2020 - Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on September 24, 2020.

10.11

Securities Purchase Agreement by and between the Company and Vickie Hienthuc Duong, dated October 19, 2020 - Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on October 19, 2020.

10.12

Form of Debt Sale Agreement by and among the Company, certain creditors of the Company and DW California Food Distribution LLC dated November 29 and November 30, 2020, Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the SEC on December 2, 2020.

10.13

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

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

Merion, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ding Hua Wang	April 11, 2022	/s/ Ding Hua Wang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Ding Hua Wang	Ding Hua Wang	Principal Executive Officer,	April 11, 2022
Principal Financial Officer,
Principal Accounting Officer and Director

/s/ Xun Zhang	Xun Zhang	Director	April 11, 2022

