Form 10-Q
period 2022-03-31
Merion, Inc.
filed 2022-05-24
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 62,286,573 shares as of May 23, 2022.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	March 31	December 31
	2022	2021
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$5,669	$882
Accounts receivable, net	25,144	25,144
Inventories	18,307	22,174
Prepaid expenses	70,403	76,856
TOTAL CURRENT ASSETS	119,523	125,056

PROPERTY AND EQUIPMENT, net	80,881	86,043
OPERATING RIGHT-OF-USE ASSETS	343,178	398,260
DEPOSITS	15,410	15,410
TOTAL ASSETS	$558,992	$624,769

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Loan payable - Economic Injury Disaster Loan	$2,193	$4,386
Accounts payable and accrued expenses	253,860	218,360
Deferred revenue	875,952	749,600
Operating lease liabilities - current	332,108	288,049
Long term debt - current	17,594	17,395
Due to shareholder, non-interest bearing	152,097	134,500
TOTAL CURRENT LIABILITIES	1,633,804	1,412,290

NON-CURRENT LIABILITIES:
Operating lease liabilities - non-current	132,422	183,397
Long term debt	56,124	60,598
Loan payable - Economic Injury Disaster Loan	157,182	153,583
TOTAL NON-CURRENT LIABILITIES	345,728	397,578

TOTAL LIABILITIES	1,979,532	1,809,868

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

Common stock, $0.001 par value, 333,333,333 shares authorized, 62,286,573 shares issued and outstanding, as of March 31, 2022 and December 31, 2021	62,287	62,287
Additional paid-in capital	26,438,841	26,438,841
Deficit	(26,185,973)	(25,950,532)
Stock subscription receivable	(1,735,695)	(1,735,695)
TOTAL SHAREHOLDERS' DEFICIT	(1,420,540)	(1,185,099)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$558,992	$624,769

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
SALES - OEM and Packaging	$145,889	$435,362

COST OF SALES
OEM and Packaging	57,086	225,435
Inventory write-down	4,873	4,075
Idle Capacity	-	8,014
COST OF SALES	61,959	237,524

GROSS PROFIT	83,930	197,838

OPERATING EXPENSES
Selling expenses	3,629	46,103
General and administrative expenses	317,141	366,606
Stock compensation expense	-	83,934
Total operating expenses	320,770	496,643

LOSS FROM OPERATIONS	(236,840)	(298,805)

OTHER INCOME (EXPENSE), net
Other income	5,597	5,020
Finance expenses	(4,198)	(3,855)
Total other income, net	1,399	1,165

LOSS BEFORE INCOME TAXES	(235,441)	(297,640)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(235,441)	$(297,640)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	62,286,573	61,519,905

LOSS PER SHARE
Basic and diluted*	$(0.00)	$(0.00)

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Three Months Ended March 31, 2021
	Common Stock*		Additional Paid-in	Deferred Stock		Stock Subscription
	Shares	Amount	Capital	Compensation	Deficit	Receivable	Total
BALANCE, January 1, 2021	61,519,905	$61,520	$26,439,608	$(179,992)	$(24,754,208)	$(1,735,695)	$(168,767)
Net loss	-	-	-	-	(297,640)	-	(297,640)
Amortization of deferred stock compensation	-	-	-	83,934	-	-	83,934
BALANCE, March 31, 2021 (Unaudited)	61,519,905	$61,520	$26,439,608	$(96,058)	$(25,051,848)	$(1,735,695)	$(382,473)

	For the Three Months Ended March 31, 2022
	Common Stock*		Additional Paid-in	Deferred Stock		Stock Subscription
	Shares	Amount	Capital	Compensation	Deficit	Receivable	Total
BALANCE, January 1, 2022	62,286,573	$62,287	$26,438,841	$-	$(25,950,532)	$(1,735,695)	$(1,185,099)
Net loss	-	-	-	-	(235,441)	-	(235,441)
BALANCE, March 31, 2022 (Unaudited)	62,286,573	$62,287	$26,438,841	$-	$(26,185,973)	$(1,735,695)	$(1,420,540)

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021

 The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)
	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(235,441)	$(297,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,162	15,663
Stock compensation expense	-	83,934
Amortization of operating right-of-use assets	55,082	52,512
Inventory write-down	4,873	4,075
Changes in operating assets and liabilities
Accounts receivable	-	(130)
Inventories	(1,006)	(66,616)
Prepaid expenses	6,453	152,198
Accounts payable and accrued expenses	36,906	(19,610)
Deferred revenue	126,352	12,000
Operating lease liabilities	(6,916)	(60,244)
Net Cash Used in Operating Activities	(8,535)	(123,858)

Cash Flows from Financing Activities:
Advances from shareholder	17,905	4,519
Repayment of shareholder loan	(308)	(17,840)
Proceeds from loan payable	-	137,792
Principal payments of long-term debt	(4,275)	(4,085)
Net Cash Provided by Financing Activities	13,322	120,386

Net Change in Cash	4,787	(3,472)

Cash, beginning of period	882	9,506

Cash, end of period	$5,669	$6,034

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,075	$1,061
Cash paid for income tax	$-	$-

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

The Company is a provider of health and nutritional supplements and personal care products currently sold on the internet through its website, at www.merionus.com, and to wholesale distributors. The Company also provides Original Equipment Manufacturer (“OEM”) and packaging services of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements for export, soft gel capsules and health food.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on April 11, 2022.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	March 31, 2022	December 31, 2021
	(Unaudited)
Accounts receivable	$25,144	$25,144
Allowance for doubtful accounts	-	-
Accounts receivable, net	$25,144	$25,144

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials to be used by the Company’s third party manufacturers. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. For the three months ended March 31, 2022 and 2021, the Company recognized $4,873 and $4,075, respectively, of inventory obsolescence reserves or write-downs.

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

Right-of-use Asset and Lease Liabilities

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” for all periods presented. The new standard requires lessees to recognize lease assets (“right of use” assets) and related lease obligations (“lease liabilities”) on the balance sheet for leases with terms in excess of 12 months.

Long-Lived Assets

Long-lived assets, including property, equipment, and right-of-use-assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Management reviewed the impact of COVID-19 and the related disruptions on the Company’s operating results, and based upon potential orders, it believes that currently there was no impairment during the three months ended March 31, 2022 and 2021.

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

Revenue Recognition

The Company’s revenue is recognized based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations in accordance with FASB ASC 606 Revenue from Contracts with Customers.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $0 and $661 for the three months ended March 31, 2022 and 2021.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of March 31, 2022 and December 31, 2021 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of March 31, 2022 and December 31, 2021.

The Company’s OEM and packaging sales are generated from the United States.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $891 and $15,492 for the three months ended March 31, 2022 and 2021.

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

460,000 shares of vested but unissued common stock to three employees which all have a vesting period of three years are excluded in the diluted EPS calculation for the three months ended March 31, 2021, due to its anti-dilutive nature. There were no potential dilutive securities outstanding for the three months ended March 31, 2022.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States. The Company had no uninsured balances as of March 31, 2022.

Major Customers and Suppliers

For the three months ended March 31, 2022, one customer accounted for 100% of the Company’s sales and for the three months ended March 31, 2021, one customer accounted for approximately 94% of the Company’s sales.

As of March 31, 2022 and December 31, 2021, one customer accounted for 100% of the Company’s accounts receivable, respectively.

For the three months ended March 31, 2022, two suppliers accounted for 96% (49% and 47%) of the Company’s product purchases and for the three months ended March 31, 2021, two suppliers accounted for 87% (74% and 13%) of the Company’s product purchases.

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

New Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying this standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on January 1, 2023. The Company is currently evaluating the impact of this new standard on the Company’s unaudited condensed financial statements and related disclosures.

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

Note 4 – Inventories

Inventories consist of raw materials for production, work in progress, and finished goods available for resale, and can be categorized as:

	March 31, 2022	December 31, 2021
	(Unaudited)
Raw materials	$13,192	$12,136
Work-in-progress	-	4,873
Finished goods	5,115	5,165
Total	$18,307	$22,174

Note 5 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	123,902	123,902
Leasehold improvements	40,053	40,053
Total	305,594	305,594
Less: accumulated depreciation and amortization	(224,713)	(219,551)
Property and equipment, net	$80,881	$86,043

Depreciation expense totaled $5,162 and $15,663 for the three months ended March 31, 2022 and 2021, respectively.

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

Note 6 – Debt

Loan payable – Economic Injury Disaster Loan (“EIDL”)

On July 17, 2020, the Company received a loan in the amount of $150,000 from the Small Business Administration (“SBA”) EIDL program administered by the SBA pursuant to the CARES Act. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loan primarily for working capital to alleviate economic injury caused by the COVID Pandemic occurring in the month of January 2020 and continuing thereafter. The SBA loan is scheduled to mature on July 17, 2050 with a 3.75% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable, including principal and interest of $731 is payable over 30 years, commencing on July 17, 2023.

The obligation is payable as follows:

Twelve months ended March 31,	Amount
(Unaudited)
2023	$10,965
2024	8,772
2025	8,772
2026	8,772
2027	8,772
Thereafter	229,474
Total SBA loan payment	275,527
Less: interest	(116,152)
Present value of SBA loan	159,375
Less; current portion of SBA loan	(2,193)
Non-current portion of SBA loan	$157,182

Interest expense for the three months ended March 31, 2022 and 2021 amounted to $1,406 and $1,406, respectively.

Long term debt

In March 2020, the Company purchased and financed a vehicle with a six year loan for a total of approximately $124,000. The Company traded in a fully depreciated vehicle and received a credit of $16,000. The monthly payments are $1,715 from March 2020 to February 2026, with interest at 4.56% per annum.

The obligation is payable as follows:

Twelve months ended March 31,	Amount
(Unaudited)
2023	$17,594
2024	18,411
2025	19,266
2026	18,447
2027	-
Total long-term debt payment	73,718
Current portion of long-term debt	(17,594)
Long term debt	$56,124

Interest expense for the three months ended March 31, 2022 and 2021 for the above loan amounted to $871 and $1,061, respectively.

Note 7 – Related Party Transactions

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang advances monies to the Company and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Dinghua Wang at the time of the transaction. During the three months ended March 31, 2022 and 2021, advances totaled $17,905 and $4,519, respectively, and repayments totaled $308 and $17,840, respectively. As of March 31, 2022 and December 31, 2021, the balance due to Mr. Dinghua Wang, non-interest bearing, amounted to $152,097 and $134,500, respectively. This balance is unsecured.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(Unaudited)	(Unaudited)
Federal statutory rate	21.0%	21.0%
State statutory rate	7.0%	7.0%
Valuation allowance	(27.8)%	(18.8)%
Permanent difference *	(0.2)%	(9.2)%
Effective tax rate	0.0%	0.0%

_____________

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. Net operating losses for the years from 2017 through March 31, 2022 of approximately $6.4 million will not expire but are limited to 80% of income until utilized. Net operating losses for the year ended 2016 and prior years of approximately $4.0 million will expire in the years from 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	March 31, 2022	December 31, 2021
	(Unaudited)
Net operating losses	$2,928,836	$2,892,295
Deferred tax assets	2,928,836	2,892,295
Valuation allowance	(2,928,836)	(2,892,295)
Deferred tax assets, net	$-	$-

Changes in the valuation allowance for deferred tax assets increased by $36,541 and $55,864 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the Company did not utilize any deferred tax assets from prior periods.

As of March 31, 2022, federal tax returns filed for 2019, 2020 and 2021 remain subject to examination by the taxing authorities. As of March 31, 2022, California tax returns filed for 2018, 2019, 2020 and 2021 remain subject to examination by the taxing authorities

Note 9 – Leases

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

In January 2019, the Company entered an office lease agreement with a 5-year lease term starting in March 2019 and ending in February 2024. The Company recognized lease liabilities of approximately $618,000 with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 4.78%, which was determined using the Company’s estimated incremental borrowing rate. As of March 31, 2022, the remaining term of the lease is 1.92 years.

In March 2020, the Company entered another office lease agreement with a 3-year lease term starting in March 2020 and ending in February 2023. The Company recognized lease liabilities of approximately $279,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which was determined using the Company’s incremental borrowing rate. As of March 31, 2022, the remaining term of the lease is 0.92 years.

The Company leased factory space on a month-to-month basis, which it classified as an operating lease. This lease was terminated in May 2021. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2022 and 2021, lease expenses amounted to $59,786 and $70,286, respectively, of which, $0 and $10,500 are short-term lease expenses, respectively.

The maturity of the Company’s lease obligations is presented below:

Twelve months ended March 31,	Amount
(Unaudited)
2023	$344,107
2024	135,608
Total lease payments	479,715
Less: interest	(15,185)
Present value of lease liabilities	464,530
Less: current portion of lease liabilities	(332,108)
Non-current portion of lease liabilities	$132,422

Note 10 – Commitments and Contingencies

Contingencies

Coronavirus (COVID-19)

At the end of 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) which has spread rapidly to many parts of China and other parts of the world, including the United States. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China, United States, and elsewhere around the world.

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

In addition, due to the COVID-19 going around the world and some of the raw materials to produce our products are sourced from outside of the United States, the suppliers have been and might continue to be negatively impacted due to supply chain disruption, increases of shipping costs and shortages of raw materials around the world. Consequently, COVID-19 has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2022, including but not limited to the raw material shortage, delay of shipment, and increased prices for the Company’s products manufactured by our suppliers. Due to the recent outbreak of the Omicron variant in China, many cities in China have imposed new restrictions and quarantine requirements with office closures, including in Shanghai and Beijing, which will negatively affect our sales of products in China.

Because of the uncertainty surrounding COVID-19, the financial impact for the remainder of 2022 cannot be reasonably estimated at this time. The Company’s operations for the three months ended March 31, 2022 were lower as compared to the same period of 2021. There can be no assurance that we will be able to maintain or increase our revenues for the remainder of 2022.

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

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 766,668 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. The RSUs vested 30% each on July 13, 2019 and 2020 and the remaining 40% of the RSUs vested on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $1.11 per share, and were being amortized ratably over the term of the vesting period of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three months ended March 31, 2022 and 2021, amortization of deferred stock compensation of these shares amounted to $0 and $83,934, respectively.

Although the RSUs were fully vested in July 2021, the Company has not instructed the transfer agent to issue the shares of common stock. However, the 766,668 shares of common stock to be issued are being shown as outstanding as of July 13, 2021 through March 31, 2022 for financial statement purposes.

The following table summarizes unvested restricted common stock activity for the three months ended March 31, 2022 and for the year ended December 31, 2021:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2020	306,668	$1.11
Granted	-	-
Vested	306,668	-
Forfeited	-	-
Outstanding as of December 31, 2021	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of March 31, 2022	-	$-

Note 12 – Subsequent Events

The Company evaluated all events and transactions that occurred after March 31, 2022 up through the date the Company issued these unaudited condensed financial statements on May 23, 2022. Based on the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q and our financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”).

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rates; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2021 Form 10-K.

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

Since June 2014, we have been selling our products primarily over the internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the internet through our website at www.merionus.com and provide OEM and packaging products through third party manufacturing. As of the date of filing of this report, we market eight individual nutritional supplement products and one beauty product. We did not develop any new products in 2021 and in the first quarter of 2022. We are no longer selling similar products of third parties on our website.

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

Due to the ongoing COVID-19 pandemic which has limited global travel, transportation, and import and export of goods, the Company has focused more on its OEM and packaging business to provide private label supplement products or customized formula supplement products to wholesale and retail customers. We manufactured these products through our Nevada Factory prior to May 2021 and subsequently we purchase the raw material for the products and outsource to third-party manufacturers and packaging companies to produce and pack these products for our customers after we closed our Nevada Factory in May 2021.

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

Principal Factors Affecting Our Financial Performance

We believe consumers have become more confident in ordering products like ours over the internet. However, the nutritional supplement and beauty products e-commerce markets have been, and continue to be, increasingly competitive and are rapidly evolving due to the reasons discussed below.

Barriers to entry are minimal in the nutritional supplement and beauty businesses, and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in e-commerce, and increased access to online shopping, is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise to consumers in Asia. There can be no assurance that we will maintain or increase our competitive position or that we will continue to provide only American-made merchandise.

As COVID-19 has limited the global travels, transportation, and import and export of goods, we moved our focus on local OEM and packaging business through the production from third party manufacturers and it has become our major revenue source since 2021. The loss of one or more of our U.S. OEM and packaging customers would result in loss of sales and have a negative effect on our operations if we cannot find one or more substitutes.

Our products are sensitive to business and personal discretionary spending levels, and demand tends to decline or grow more slowly during economic downturns, including downturns in any of our major markets. The global economy is currently undergoing a period of downturn due to COVID-19, war in Ukraine and inflation, and the future economic environment continues to remain uncertain. This has led, and could further lead, to reduced consumer spending, which may include spending on nutritional and beauty products and other discretionary items. The increase of trade tensions between US and China and the spread of COVID-19 have and might continue to have negative impacts on our business. The reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and results of operations.

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

Our headquarters are located in California and were closed from March 19, 2020 to June 9, 2020. Due to the surge of COVID-19 cases in California, our offices were closed again from July 16, 2020 to September 16, 2020 and our employees worked remotely from home during these periods. Our offices have been reopened since September 16, 2020. Substantially all of our product sales revenues are generated in China and all of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations have been and will continue be materially adversely affected, to the extent that the pandemic harms the Chinese and U.S. economy. Due to the recent outbreak of Omicron variant in China, many cities in China have imposed new restrictions and quarantine requirements with office closures, including in Shanghai and Beijing, which will negatively affect our sales of products in China. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and new variants, efficacy and distribution of COVID-19 vaccines and the actions taken by government authorities and other entities in China and U.S. to contain COVID-19 or treat its impact, almost all of which are beyond our control.

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

For the three months ended March 31, 2022 and 2021, all of our revenues are concentrated in the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect our business operations, financial condition and operating results, including but not limited to the material negative impact to the sourcing and delivery of our products, revenues and collection of accounts receivable and the additional allowance for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19, new variants and the efficacy and distribution of COVID-19 vaccines. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 for the remaining year of 2022.

In addition, due to COVID-19 spreading around the world and some of the raw materials to produce our products sourced from outside of the United States, the suppliers have been and might continue to be negatively impacted due to supply chain disruption, increased shipping costs and shortage of raw materials. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for the remainder of 2022, including but not limited to the shortage of raw materials, delay of shipment, and increased prices for the Company’s products manufactured by our suppliers.

The Company’s total revenues for the three months ended March 31, 2022 were lower as compared to the same period of 2021. Because of the uncertainty surrounding COVID-19, the financial impact for the remainder of 2022 cannot be reasonably estimated at this time.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	For the three months ended March 31,
	2022	2021	Change	Percentage Change
Total sales	$145,889	$435,362	$(289,473)	(66.5)%
Total cost of sales	61,959	237,524	(175,565)	(73.9)%
Gross profit (loss)	83,930	197,838	(113,908)	(57.6)%
Operating expenses
Selling	3,629	46,103	(42,474)	(92.1)%
General and administrative	317,141	366,606	(49,465)	(13.5)%
Stock compensation expense	-	83,934	(83,934)	(100)%
Total operating expenses	320,770	496,643	(175,873)	(35.4)%
Loss from operations	(236,840)	(298,805)	61,965	20.7%
Other income (expense), net	1,399	1,165	234	20.1%
Provision for income taxes	-	-	-	-
Net loss	$(235,441)	$(297,640)	$62,199	(20.9)%

Total sales decreased by approximately $289,000 or 66.5%, from approximately $435,000 in the three months ended March 31, 2021 to approximately $146,000 in the three months ended March 31, 2022. The decrease of sales was mainly because we fulfilled more OEM contracts during the three months ended March 31, 2021 as compared to the three months ended March 31, 2022. In addition, we had experienced a delay of OEM shipments due to supply shortages during the three months ended March 31, 2022 for which we have accumulated increased backlog orders with deferred revenue of approximately $0.9 million as of March 31, 2022. Our direct sales for the three months ended March 31, 2022 and 2021 were $240 and $961, respectively.

The cost of sales decreased by approximately $176,000, or 73.9%, from approximately $238,000 in the three months ended March 31, 2021 to approximately $62,000 in the three months ended March 31, 2022. The decrease of cost of sales was in line with the decrease of revenue as we fulfilled lesser OEM orders during the three months ended March 31, 2022.

Our overall gross margin percentage increased from a gross margin approximately 45.4% in the three months ended March 31, 2021 to a gross margin of approximately 57.6% in the three months ended March 31, 2022, mainly due to us no longer incurring any idle capacity cost during the three months ended March 31, 2022 as compared to the same period in 2021 after we disposed of our machinery and terminated our Nevada factory lease in May 2021 as discussed above. The increase of gross margin was also attributable to that we provided more sales volume discounts on the unit price during the three months ended March 31, 2021 OEM sales contract as compared to the same period in March 31, 2022.

Selling expenses decreased from approximately $46,000 in the three months ended March 31, 2021 to approximately $3,600 in the three months ended March 31, 2022. The decrease of approximately $42,000, or 92.1%, was mainly due to the decrease of approximately $43,000 of shipping and packing expenses as we had less OEM orders that required packing and shipping services.

General and administrative (“G&A”) expenses decreased by approximately $50,000 from approximately $367,000 in the three months ended March 31, 2021 to approximately $317,000 in the three months ended March 31, 2022. The decrease was mainly attributable to the decrease of approximately $32,000 of professional fees and approximately $18,000 of employee payroll and benefits as we did not replace certain employees after their departure.

Stock compensation expenses were zero for the three months ended March 31, 2022, a decrease  of approximately $84,000 compared to the same period in 2021. The expense related to the amortization of the value of 766,668 shares of restricted common stock to three employees for the three months ended March 31, 2021, which were all fully vested in July 2021.

Other income increased by $234 from approximately $1,200 in the three months ended March 31, 2021 to approximately $1,400 in the three months ended March 31, 2022, mainly due to the increase of other income of approximately $600 and decrease of interest expense of approximately $300.

Net loss decreased by approximately $62,000 from approximately $298,000 in the three months ended March 31, 2021 to approximately $235,000 in the three months ended March 31, 2022, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2022, we had a cash balance of approximately $6,000, compared to a cash balance of approximately $900 at December 31, 2021.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Other than operating expenses and current liabilities of approximately $1.6 million, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, and other operating expenses. However, in response to the liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need funds, our principal shareholder and Chief Executive and Financial Officer Mr. Dinghua Wang may lend additional money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

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

For the three months ended March 31, 2022, cash used in operating activities amounted to approximately $9,000 as compared to approximately $124,000 used in operating activities in the same period in 2021. Cash used in operating activities for the three months ended March 31, 2022 was primarily the result of our approximately $235,000 net loss and the decrease of lease liabilities of approximately $7,000. This amount was partially offset by the increase of accounts payable and accrued expenses of approximately $37,000, deferred revenue of approximately $126,000 as our OEM backlog orders to be fulfilled increased, and the decrease of the non-cash expense of approximately $5,000 of depreciation expense, approximately $55,000 in amortization of operating right-of-use assets, the decrease of prepaid expenses of approximately $6,000 as we realized our prepaid inventory purchases to fulfill our OEM orders.

For the three months ended March 31, 2022, financing activities provided approximately $13,000 as compared to approximately $120,000 during the three months ended March 31, 2021. Net cash received in the three months ended March 31, 2022 includes approximately $18,000 from a loan from our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang. These amounts were partially offset by our repayment of approximately $4,300 of principal payments for long-term debt.

The material terms of the loans from our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang, and certain unaffiliated third parties are set forth in Note 6 and Note 7 of the accompanying notes to unaudited condensed financial statements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2022 based on the evaluation of these controls and procedures required by Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2022, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	May 24, 2022	/s/ Ding Hua Wang

