Form 10-Q
period 2022-06-30
Merion, Inc.
filed 2022-09-23
CIK 1517498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 62,286,573 shares as of September 20, 2022.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERION, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$22,929	$882
Accounts receivable, net	-	25,144
Inventories	-	22,174
Prepaid expenses	44,332	76,856
TOTAL CURRENT ASSETS	67,261	125,056

PROPERTY AND EQUIPMENT, net	75,718	86,043
OPERATING RIGHT-OF-USE ASSETS	221,942	398,260
DEPOSITS	15,410	15,410
TOTAL ASSETS	$380,331	$624,769

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Loan payable - Economic Injury Disaster Loan	$30,468	$4,386
Accounts payable and accrued expenses	270,179	218,360
Deferred revenue	654,135	749,600
Operating lease liabilities - current	272,626	288,049
Long term debt - current	17,795	17,395
Due to third party, non-interest bearing	16,667	-
Due to third party, interest bearing	43,871	-
Due to shareholder, non-interest bearing	258,954	134,500
TOTAL CURRENT LIABILITIES	1,564,695	1,412,290

NON-CURRENT LIABILITIES:
Operating lease liabilities - non-current	96,879	183,397
Long term debt	51,599	60,598
Loan payable - Economic Injury Disaster Loan	482,501	153,583
TOTAL NON-CURRENT LIABILITIES	630,979	397,578

TOTAL LIABILITIES	2,195,674	1,809,868

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

Common stock, $0.001 par value, 333,333,333 shares authorized, 62,286,573 shares issued and outstanding, as of June 30, 2022 and December 31, 2021	62,287	62,287
Additional paid-in capital	26,438,841	26,438,841
Deficit	(26,580,776)	(25,950,532)
Stock subscription receivable	(1,735,695)	(1,735,695)
TOTAL SHAREHOLDERS' DEFICIT	(1,815,343)	(1,185,099)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$380,331	$624,769

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
SALES - OEM and Packaging	81,477	761,107	227,366	1,196,469

COST OF SALES
OEM and Packaging	59,394	630,550	116,480	855,985
Inventory write-down	18,143	-	23,016	4,075
Idle Capacity	-	1,284	-	9,298
TOTAL COST OF SALES	77,537	631,834	139,496	869,358

GROSS PROFIT	3,940	129,273	87,870	327,111

OPERATING EXPENSES
Selling expenses	4,983	20,094	8,612	66,197
General and administrative expenses	318,392	301,334	635,533	667,940
Stock compensation expense	-	84,867	-	168,801
Impairment loss of right-of-use asset	65,482	-	65,482	-
Loss on disposal of equipment	-	268,800	-	268,800
Total operating expenses	388,857	675,095	709,627	1,171,738

LOSS FROM OPERATIONS	(384,917)	(545,822)	(621,757)	(844,627)

OTHER (EXPENSE) INCOME, net
Other income	466	28,600	6,063	33,620
Finance expenses	(10,352)	(3,214)	(14,550)	(7,069)
Total other (expense) income, net	(9,886)	25,386	(8,487)	26,551

LOSS BEFORE INCOME TAXES	(394,803)	(520,436)	(630,244)	(818,076)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(394,803)	$(520,436)	$(630,244)	$(818,076)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	62,286,573	61,519,905	62,286,573	61,519,905

LOSS PER SHARE
Basic and diluted*	$(0.01)	$(0.01)	$(0.01)	$(0.01)

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	For the Six Months Ended June 30, 2021
	Common Stock*		Additional Paid-in	Deferred Stock		Stock Subscription
	Shares	Amount	Capital	Compensation	Deficit	Receivable	Total
BALANCE, January 1, 2021	61,519,905	$61,520	$26,439,608	$(179,992)	$(24,754,208)	$(1,735,695)	$(168,767)
Net loss	-	-	-	-	(297,640)	-	(297,640)
Amortization of deferred stock compensation	-	-	-	83,934	-	-	83,934
BALANCE, March 31, 2021 (Unaudited)	61,519,905	61,520	26,439,608	(96,058)	(25,051,848)	(1,735,695)	(382,473)
Net loss	-	-	-	-	(520,436)	-	(520,436)
Amortization of deferred stock compensation	-	-	-	84,867	-	-	84,867
BALANCE, June 30, 2021 (Unaudited)	61,519,905	$61,520	$26,439,608	$(11,191)	$(25,572,284)	$(1,735,695)	$(818,042)

	For the Six Months Ended June 30, 2022
	Common Stock*		Additional Paid-in	Deferred Stock		Stock Subscription
	Shares	Amount	Capital	Compensation	Deficit	Receivable	Total
BALANCE, January 1, 2022	62,286,573	$62,287	$26,438,841	$-	$(25,950,532)	$(1,735,695)	$(1,185,099)
Net loss	-	-	-	-	(235,441)	-	(235,441)
BALANCE, March 31, 2022 (Unaudited)	62,286,573	62,287	26,438,841	-	(26,185,973)	(1,735,695)	(1,420,540)
Net loss	-	-	-	-	(394,803)	-	(394,803)
BALANCE, June 30, 2022 (Unaudited)	62,286,573	$62,287	$26,438,841	$-	$(26,580,776)	$(1,735,695)	$(1,815,343)

*Giving retroactive effect to the 1-for-3 reverse stock split effected on July 27, 2021

 The accompanying notes are an integral part of these unaudited condensed financial statements.

MERION, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(630,244)	$(818,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,325	27,825
Loss on disposal of equipment	-	268,800
Stock compensation expense	-	168,801
Amortization of operating right-of-use assets	110,835	105,652
Impairment loss of right-of-use asset	65,482	-
Bad debt expenses	25,144	-
Inventory write-down	23,016	4,075
Changes in operating assets and liabilities
Accounts receivable	-	75,258
Inventories	(842)	11,341
Prepaid expenses	32,524	106,243
Accounts payable and accrued expenses	60,691	(76,140)
Deferred revenue	(95,465)	104,871
Operating lease liabilities	(101,941)	(105,127)
Net Cash Used in Operating Activities	(500,475)	(126,477)

Cash Flows from Investing Activities:
Proceeds from disposal of equipment	-	7,700
Net Cash Provided by Investing Activities	-	7,700

Cash Flows from Financing Activities:
Proceeds from third party loan, non-interest bearing	16,667	-
Proceeds from third party loan, interest bearing	40,000	-
Advances from shareholder	151,820	6,912
Repayment of shareholder loan	(27,366)	(21,490)
Proceeds from loan payable	350,000	137,792
Principal payments of long-term debt	(8,599)	(8,217)
Net Cash Provided by Financing Activities	522,522	114,997

Net Change in Cash	22,047	(3,780)

Cash, beginning of period	882	9,506

Cash, end of period	$22,929	$5,726

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,693	$2,075
Cash paid for income tax	$-	$-

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

The Company is a provider of health and nutritional supplements and personal care products currently sold on the internet through its website, at www.merionus.com, and to wholesale distributors. The Company also provides Original Equipment Manufacturer (“OEM”) and packaging services of hard capsules, tablets, solid beverage (sachet packaging), teabags, powder, granules, dietary supplements, soft gel capsules and health food.

In May 2021, the Company determined that it is more beneficial to outsource to third-party manufacturers the production of its branded and OEM products than manufacturing through its Nevada factory. As a result, the Company disposed of its machinery and terminated its Nevada factory lease in May 2021. As the Company has significant continuing involvement in the sale of its branded and OEM products through its third-party manufacturers, this restructuring did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of terminated operations for its Nevada factory were not reported as discontinued operations under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 205.

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

Management is trying to alleviate the going concern risk by: investigating and securing various financing resources, including but not limited to borrowing from the Company’s major shareholder and seeking private placements.

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

The accounts receivable balance and allowance for doubtful accounts are as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)
Accounts receivable	$25,144	$25,144
Allowance for doubtful accounts	(25,144)	-
Accounts receivable, net	$-	$25,144

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Inventory consists of nutritional products, beauty products, and raw materials to be used by the Company’s third party manufacturers. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The inventories’ shelf lives are approximately 3 years. For the three months ended June 30, 2022 and 2021, the Company recognized $18,143 and $0, respectively, of inventory obsolescence reserves or write-downs. For the six months ended June 30, 2022 and 2021, the Company recognized $23,016 and $4,075, respectively, of inventory obsolescence reserves or write-downs.

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

Long-Lived Assets

Long-lived assets, including property, equipment, and right-of-use-assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Management reviewed the impact of COVID-19 and the related disruptions on the Company’s operating results, and based upon potential orders, the Company recognized $65,482 and $0 of impairment loss of long-lived assets for the three months ended June 30, 2022 and 2021, respectively, and the Company recognized $65,482 and $0 of impairment loss of long-lived assets for the six months ended June 30, 2022 and 2021, respectively.

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

The Company also recognizes revenue on shipping and handling fees charged to the Company’s customers. Shipping and handling fee revenue is recognized when products have been delivered at a point in time. Shipping and handling fee revenues totaled $1,050 and $9,645 for the three months ended June 30, 2022 and 2021, respectively, and totaled $1,050 and $10,306 for the six months ended June 30, 2022 and 2021, respectively.

Product returns are allowed for unopened products purchased under regular sales terms within 60 days. Allowances for product returns are provided at the time the sale is recorded using historic return rates for each country and the relevant return pattern. Historically the Company has a return rate of nearly zero. Accordingly, the allowance as of June 30, 2022 and December 31, 2021 is estimated at $0.

In addition to the Company’s 60-day return policy, the Company, at its discretion, may accept a customer’s application for a buy-back of products previously sold within one year at 90% of the original product’s cost less commissions and shipping costs. To date, the Company has not received any buy-back applications. As a result, no allowance for buy-backs had been recorded as of June 30, 2022 and December 31, 2021.

The Company’s OEM and packaging sales are generated from the United States.

Shipping and Handling Expenses

Shipping and handling costs incurred by the Company are included in selling expenses and totaled $802 and $7,878 for the three months ended June 30, 2022 and 2021, respectively, and totaled $1,693 and $23,370 for the six months ended June 30, 2022 and 2021, respectively.

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

306,668 shares of restricted common stock granted to three employees which have been fully vested on July 13, 2021 are excluded in the diluted EPS calculation for the three and six months ended June 30, 2021 due to its anti-dilutive nature. There were no potential dilutive securities outstanding for the three and six months ended June 30, 2022.

Concentration of Credit Risk

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (FDIC) insured limits for the banks located in the United States. The Company had no uninsured balances as of June 30, 2022.

Major Customers and Suppliers

For the three months ended June 30, 2022, one customer accounted for approximately 94% of the Company’s sales and for the three months ended June 30, 2021, one customer accounted for approximately 93% of the Company’s sales.

For the six months ended June 30, 2022, two customers accounted for approximately 98% (64% and 34%) of the Company’s sales and for the six months ended June 30, 2021, one customer accounted for approximately 93% of the Company’s sales.

As of June 30, 2022 and December 31, 2021, one customer accounted for 100% of the Company’s accounts receivable, respectively.

For the three months ended June 30, 2022, one supplier accounted for approximately 98% of the Company’s product purchases and for the three months ended June 30, 2021, two suppliers accounted for approximately 69% (43% and 26%) of the Company’s product purchases.

For the six months ended June 30, 2022, two suppliers accounted for approximately 95% (73% and 22%) of the Company’s product purchases and for the six months ended June 30, 2021, four suppliers accounted for approximately 89% (37%, 30%, 12% and 10%) of the Company’s product purchases.

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

Note 4 – Inventories

Inventories consist of raw materials for production, work in progress, and finished goods available for resale, and can be categorized as:

	June 30, 2022	December 31, 2021
	(Unaudited)
Raw materials	$-	$12,136
Work-in-progress	-	4,873
Finished goods	-	5,165
Total	$-	$22,174

Note 5 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Computer equipment and software	$114,953	$114,953
Furniture and fixtures	26,686	26,686
Automobiles	123,902	123,902
Leasehold improvements	40,053	40,053
Total	305,594	305,594
Less: accumulated depreciation and amortization	(229,876)	(219,551)
Property and equipment, net	$75,718	$86,043

Depreciation expense totaled $5,163 and $12,162 for the three months ended June 30, 2022 and 2021, respectively.

Depreciation expense totaled $10,325 and $27,825 for the six months ended June 30, 2022 and 2021, respectively.

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

Note 6 – Debt

Loan payable – Economic Injury Disaster Loan (“EIDL”)

On July 17, 2020 and April 22, 2022, the Company received loans in the amount of $150,000 and $350,000 from the Small Business Administration (“SBA”) EIDL program administered by the SBA pursuant to the CARES Act. In accordance with the requirements of the CARES Act, the Company used the proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by the COVID Pandemic occurring in the month of January 2020 and continuing thereafter. The two SBA loans are scheduled to mature on July 17, 2050 with a 3.75% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable for the two loans, including principal and interest of $2,539 is payable over 30 years, commencing on July 17, 2022.

The obligation is payable as follows:

Twelve months ended June 30,	Amount
(Unaudited)
2023	$30,468
2024	30,468
2025	30,468
2026	30,468
2027	30,468
Thereafter	658,959
Total SBA loan payment	811,299
Less: interest	(298,330)
Present value of SBA loan	512,969
Less; current portion of SBA loan	(30,468)
Non-current portion of SBA loan	$482,501

Interest expense for the three months ended June 30, 2022 and 2021 amounted to $3,594 and $1,406, respectively.

Interest expense for the six months ended June 30, 2022 and 2021 amounted to $5,000 and $2,812, respectively

Long term debt

In March 2020, the Company purchased and financed a vehicle with a six year loan for a total of approximately $124,000. The Company traded in a fully depreciated vehicle and received a credit of $16,000. The monthly payments are $1,715 from March 2020 to February 2026, with interest at 4.56% per annum.

The obligation is payable as follows:

Twelve months ended June 30,	Amount
(Unaudited)
2023	$17,795
2024	18,621
2025	19,487
2026	13,491
2027	-
Total long-term debt payment	69,394
Current portion of long-term debt	(17,795)
Long term debt	$51,599

Interest expense for the three months ended June 30, 2022 and 2021 for the above loan amounted to $822 and $1,153, respectively. Interest expense for the six months ended June 30, 2022 and 2021 for the above loan amounted to $1,693 and $2,075, respectively.

Due to third party, non-interest bearing

The Company has borrowed money from a third party to fund operations. This third party is a friend of the Company’s Chief Executive and Financial Officer. This advance does not bear interest, is unsecured, and is due on demand. As of June 30, 2022, the Company owed $16,667 to this third party.

Due to third party, interest bearing

The Company has borrowed money from a third party to fund operations. This third party is a friend of the Company’s Chief Executive and Financial Officer. This advance has an annual interest rate of 20%, is unsecured, and is due on December 31, 2022. As of June 30, 2022, the Company owed $40,000 in principal and $3,871 in accrued interest to this third party.

Note 7 – Related Party Transactions

Due to shareholder, non-interest bearing

From time to time, Mr. Dinghua Wang advances funds and the Company repays such advances. Such business transactions are recorded as due to or from Mr. Dinghua Wang at the time of the transaction. During the six months ended June 30, 2022 and 2021, advances totaled $151,820 and $6,912, respectively, and repayments totaled $27,366 and $21,490, respectively. As of June 30, 2022 and December 31, 2021, the balance due to Mr. Dinghua Wang, non-interest bearing, amounted to $258,954 and $134,500, respectively. This balance is unsecured.

Note 8 – Income Taxes

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Month Ended June 30, 2022	Six Months Ended June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State statutory rate	7.0%	7.0%	7.0%	7.0%
Valuation allowance	(29.6)%	(24.0)%	(28.9)%	(28.4)%
Permanent difference *	1.6%	(4.0)%	0.9%	0.4%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

_____________

*Represents 50% of meal and entertainment expenses and stock compensation expenses that are not deductible and California Small Business COVID-19 Relief Grant that are not taxable.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred taxes are also recognized for net operating loss carry forwards which can be utilized to offset taxable income in the future. Net operating losses for the years from 2017 through June 30, 2022 of approximately $6.8 million will not expire but are limited to 80% of income until utilized. Net operating losses for the year ended 2016 and prior years of approximately $4.0 million will expire in the years from 2031 to 2036. As deferred tax assets may not be fully realizable due to potential recurring losses, management has provided a 100% valuation allowance for the deferred tax assets.

The components of the deferred tax assets are as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)
Bad debt allowances	$7,036	$-
Impairment of right-of-use assets	18,324	-
Net operating losses	3,038,686	2,892,295
Total deferred tax assets	3,064,046	2,892,295
Valuation allowance	(3,064,046)	(2,892,295)
Deferred tax assets, net	$-	$-

Changes in the valuation allowance for deferred tax assets increased by $171,751 and $223,224 for the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022, the Company did not utilize any deferred tax assets from prior periods.

As of June 30, 2022, federal tax returns filed for 2019, 2020 and 2021 remain subject to examination by the taxing authorities. As of June 30, 2022, California tax returns filed for 2018, 2019, 2020 and 2021 remain subject to examination by the taxing authorities

Note 9 – Leases

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

In January 2019, the Company entered an office lease agreement with a 5-year lease term starting in March 2019 and ending in February 2024. The Company recognized lease liabilities of approximately $618,000 with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 4.78%, which was determined using the Company’s estimated incremental borrowing rate. As of June 30, 2022, the remaining term of the lease is 1.67 years.

In March 2020, the Company entered another office lease agreement with a 3-year lease term starting in March 2020 and ending in February 2023. The Company recognized lease liabilities of approximately $279,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.78%, which was determined using the Company’s incremental borrowing rate. As of June 30, 2022, the remaining term of the lease is 0.67 years. The Company ceased using this office in June 2022.  As a result, the Company fully wrote off this ROU asset and recognized $65,482 impairment loss of right-of-use asset for the six months ended June 30, 2022

The Company leased factory space on a month-to-month basis, which it classified as an operating lease. This lease was terminated in May 2021. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended June 30, 2022 and 2021, lease expenses amounted to $59,787 and $63,287, respectively, of which, $0 and $3,500 are short-term lease expenses, respectively.

For the six months ended June 30, 2022 and 2021, lease expenses amounted to $119,573 and $133,573, respectively, of which, $0 and $14,000 are short-term lease expenses, respectively.

The maturity of the Company’s lease obligations is presented below:

Twelve months ended June 30,	Amount
(Unaudited)
2023	$282,033
2024	98,624
Total lease payments	380,657
Less: interest	(11,152)
Present value of lease liabilities	369,505
Less: current portion of lease liabilities	(272,626)
Non-current portion of lease liabilities	$96,879

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

All of the Company’s revenues are concentrated in the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2022, including but not limited to the material negative impact to the Company’s suppliers and delivery of products, total revenues, slower collection of accounts receivable and additional allowances for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of COVID-19 and its new variants. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 and its new variants.

In addition, due to the COVID-19 going around the world and some of the raw materials to produce our products are sourced from outside of the United States, the suppliers have been and might continue to be negatively impacted due to supply chain disruption, increases of shipping costs and shortages of raw materials around the world. Consequently, COVID-19 has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for 2022, including but not limited to the raw material shortage, delay of shipment, and increased prices for the Company’s products manufactured by the third-party manufacturers.

Because of the uncertainty surrounding COVID-19, the financial impact for the remainder of 2022 cannot be reasonably estimated at this time. The Company’s operations for the three and six months ended June 30, 2022 were lower as compared to the same period of 2021. There can be no assurance that we will be able to maintain or increase our revenues for the remainder of 2022.

Note 11 – Equity

Reverse stock split

On June 11, 2021, the Company’s Board of Directors approved a 1-for-3 reverse stock split of the Company’s common stock. On July 27, 2021, the Company filed a Certificate of Change with the State of Nevada (the “Certificate”) to effect the 1-for-3 reverse stock split of the Company’s authorized shares of common stock, par value $0.001 (the “Common Stock”), accompanied by a corresponding decrease in the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”), effective upon filing. Following the Reverse Stock Split, the number of authorized shares of Common Stock was reduced from 1,000,000,000 to 333,333,333.

Issuance of restricted common stock

On July 13, 2018, the Board of Directors of the Company approved the grant of 766,668 restricted stock units (the “RSUs”) to three employees of the Company, pursuant to the Merion, Inc. 2018 Omnibus Equity Plan. The RSUs vested 30% each on July 13, 2019 and 2020 and the remaining 40% of the RSUs vested on July 13, 2021, in each case provided that the employee remains employed, in good standing, by the Company. These shares were valued at $851,000, determined using the closing price of the Company’s common stock on July 13, 2018 of $1.11 per share, and were being amortized ratably over the term of the vesting period of three years on a straight line basis. The Company accounts for the restricted common stock as equity-settled awards in accordance with ASC 718. For the three months ended June 30, 2022 and 2021, amortization of deferred stock compensation of these shares amounted to $0 and $84,867, respectively. For the six months ended June 30, 2022 and 2021, amortization of deferred stock compensation of these shares amounted to $0 and $168,801, respectively.

Although the RSUs were fully vested in July 2021, the Company has not instructed the transfer agent to issue the shares of common stock. However, the 766,668 shares of common stock to be issued are being shown as outstanding as of July 13, 2021 through June 30, 2022 for financial statement purposes.

The following table summarizes unvested restricted common stock activity for the six months ended June 30, 2022 and for the year ended December 31, 2021:

	Number of shares	Weighted average grant-date fair value per share
Outstanding as of December 31, 2020	306,668	$1.11
Granted	-	-
Vested	306,668	-
Forfeited	-	-
Outstanding as of December 31, 2021	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of June 30, 2022	-	$-

Note 12 – Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2022 up through the date the Company issued these unaudited condensed financial statements on September 23, 2022. Based on the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Since June 2014, we have been selling our products primarily over the internet directly to end-user customers and by phone/email orders directly to our wholesale distributors. Certain miscellaneous sales are made directly to customers who call the Company directly for products. We are now focusing on selling health and nutritional supplements and personal care products directly on the internet through our website at www.merionus.com and provide OEM and packaging products through third party manufacturing. As of the date of filing of this report, we market eight individual nutritional supplement products and one beauty product. We did not develop any new products in 2021 and in the six months ended June 30, 2022. We are no longer selling similar products of third parties on our website.

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

For the wholesale and retail customers who are looking for private label products, we provide our own formulas, purchase raw materials and contract third party manufacturers to produce products. For the customers who have their own formulas, we purchase raw materials and outsource to the third-party manufacturers and packing companies for their products.

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

For the six months ended June 30, 2022 and 2021, we did not sell any of the aforementioned nutritional supplement and beauty products.  All of our sales were derived from the OEM and packaging products.

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

As COVID-19 has limited the global travels, transportation, and import and export of goods, we moved our focus on local OEM and packaging business through the production from third party manufacturers and it has become our major revenue source since 2021. The loss of one or more of our U.S. OEM and packaging customers would result in loss of sales and have a significant negative effect on our operations if we cannot find one or more substitutes.

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

Our headquarters are located in California and were closed from March 19, 2020 to June 9, 2020. Due to the surge of COVID-19 cases in California, our offices were closed again from July 16, 2020 to September 16, 2020 and our employees worked remotely from home during these periods. Our offices have been reopened since September 16, 2020. All of our OEM and packaging revenues are generated in the U.S. Consequently, our results of operations have been and will continue be materially adversely affected, to the extent that the pandemic harms the Chinese and U.S. economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and new variants, efficacy and distribution of COVID-19 vaccines and the actions taken by government authorities and other entities in China and the U.S. to contain COVID-19 or treat its impact, almost all of which are beyond our control.

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

For the three and six months ended June 30, 2022 and 2021, all of our revenues are concentrated in the United States. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect our business operations, financial condition and operating results, including but not limited to the material negative impact to the sourcing and delivery of our products, revenues and collection of accounts receivable and the additional allowance for doubtful accounts. The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19, new variants and the efficacy and distribution of COVID-19 vaccines. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 for the remainder of 2022.

In addition, due to COVID-19 spreading around the world and some of the raw materials to produce our products sourced from outside of the United States, the suppliers have been and might continue to be negatively impacted due to supply chain disruption, increased shipping costs and shortage of raw materials. Consequently, the COVID-19 outbreak has and may continue to materially adversely affect the Company’s business operations, financial condition and operating results for the remainder of 2022, including but not limited to the shortage of raw materials, delay of shipment, and increased prices for the Company’s products manufactured by the third-party manufacturers.

The Company’s total revenues for the three and six months ended June 30, 2022 were lower as compared to the same period of 2021. Because of the uncertainty surrounding COVID-19, the financial impact for the remainder of 2022 cannot be reasonably estimated at this time.

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

On July 17, 2020 and April 22, 2022, the Company received loans in the amount of $150,000 and $350,000 from the Small Business Administration (“SBA”) EIDL program administered by the SBA pursuant to the CARES Act. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA loans primarily for working capital to alleviate economic injury caused by the COVID Pandemic occurring in the month of January 2020 and continuing thereafter. The two SBA loans are scheduled to mature on July 17, 2050 with a 3.75% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The monthly payable for these two loans, including principal and interest of $2,539 is payable over 30 years, commencing on July 17, 2022.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

	For the three months ended June 30,
	2022	2021	Change	Percentage Change
Total sales	$81,477	$761,107	$(679,630)	(89.3)%
Total cost of sales	77,537	631,834	(554,297)	(87.7)%
Gross profit	3,940	129,273	(125,333)	(97.0)%
Operating expenses
Selling	4,983	20,094	(15,111)	(75.2)%
General and administrative	318,392	301,334	17,058	5.7%
Stock compensation expense	-	84,867	(84,867)	(100.0)%
Impairment loss of right-of-use asset	65,482	-	65,482	100.0%
Loss on disposal of equipment	-	268,800	(268,800)	(100.0)%
Total operating expenses	388,857	675,095	(286,238)	(42.4)%
Loss from operations	(384,917)	(545,822)	(160,905)	(29.5)%
Other (expense) income, net	(9,886)	25,386	(35,272)	(138.9)%
Provision for income taxes	-	-	-	-
Net loss	$(394,803)	$(520,436)	$(125,633)	(24.1)%

Total sales decreased by approximately $680,000 or 89.3%, from approximately $761,000 in the three months ended June 30, 2021 to approximately $81,000 in the three months ended June 30, 2022. The decrease of sales was mainly because we fulfilled more OEM orders during the three months ended June 30, 2021 as compared to the three months ended June 30, 2022. We had experienced a delay of OEM shipments due to supply shortages during the three months ended June 30, 2022 for which we have accumulated increased backlog orders with deferred revenue of approximately $0.7 million as of June 30, 2022.

The cost of sales decreased by approximately $554,000, or 87.7%, from approximately $632,000 in the three months ended June 30, 2021 to approximately $78,000 in the three months ended June 30, 2022. The decrease of cost of sales was in line with the decrease of revenue as we fulfilled lesser OEM orders during the three months ended June 30, 2022.

Our overall gross margin percentage increased from a gross margin of approximately 17.0% in the three months ended June 30, 2021 to a gross margin of approximately 4.8% in the three months ended June 30, 2022.  The decrease of gross margin percentage was mainly attributable to that we provided inventory write-down in the three months ended June 30, 2022.  Excluding the inventory-write down, our gross margin percentage increased from a gross margin of approximately 17.0% in the three months ended June 30, 2021 to a gross margin of approximately 27.1% in the three months ended June 30, 2022, which was mainly attributable to that we provided more sales volume discounts on the unit price to our customers during the three months ended June 30, 2021 as compared to the same period in 2022.

Selling expenses decreased from approximately $20,000 in the three months ended June 30, 2021 to approximately $5,000 in the three months ended June 30, 2022. The decrease of approximately $15,000, or 75.2%, was mainly due to the decrease of payroll expense of approximately $10,000 as we did not replace our sales representatives after their departure and decrease of shipping and packing expenses of approximately $4,000 as we had less OEM orders that required packing and shipping services.

General and administrative (“G&A”) expenses increased by approximately $17,000 from approximately $301,000 in the three months ended June 30, 2021 to approximately $318,000 in the three months ended June 30, 2022. The increase was mainly attributable to the increase of approximately $30,000 of professional fees and approximately $25,000 of bad debt expense, which was offset with a decrease of approximately $21,000 of computer expense as we did not outsource any professionals to upgrade our website in the three months ended June 30, 2022 and a decrease of approximately $18,000 of payroll and benefits expense as we did not replace certain employees after their departure.

Stock compensation expenses were $0 for the three months ended June 30, 2022, a decrease of approximately $85,000 as compared to the same period in 2021. The expense related to the amortization of the value of 766,668 shares of restricted common stock to three employees for the three months ended June 30, 2021, which were all fully vested in July 2021.

Impairment loss of long-lived assets was $65,482 for the three months ended June 30, 2022 as compared to $0 in the same period in 2021. The impairment loss of long-lived assets related to our New York training center as we do not expect to re-open the training center after its closure in the second quarter of 2022 even though our lease term is not up until March of 2023.

Loss on disposal of equipment was $0 for the three months ended June 30, 2022, a decrease of approximately $269,000 as compared to the same period in 2021. The loss on disposal of equipment related to the termination our Nevada factory lease and disposal of all machinery in Nevada factory in May 2021 which resulted in $268,800 of loss for the three months ended June 30, 2021.

Other income (expense) decreased by $35,000 from approximately $25,000 other income in the three months ended June 30, 2021 to approximately $10,000 other expense in the three months ended June 30, 2022, mainly due to the decrease of other income of approximately $28,000 as we received a $25,000 California Small Business COVID-19 Relief Grant that we received in May 2021 and we didn’t have such Grant in the three months ended June 30, 2022, and an increase of interest expense of approximately $7,000 as we obtained an additional $350,000 interest bearing Economic Injury Disaster Loan in April 2022.

Net loss decreased by approximately $126,000 from approximately $520,000 in the three months ended June 30, 2021 to approximately $394,000 in the three months ended June 30, 2022, mainly due to the reasons discussed above.

Comparison of the six months ended June 30, 2022 and 2021

	For the six months ended June 30,
	2022	2021	Change	Percentage Change
Total sales	$227,366	$1,196,469	$(969,103)	(81.0)%
Total cost of sales	139,496	869,358	(729,862)	(84.0)%
Gross profit	87,870	327,111	(239,241)	(73.1)%
Operating expenses
Selling	8,612	66,197	(57,585)	(87.0)%
General and administrative	635,533	667,940	(32,407)	(4.9)%
Stock compensation expense	-	168,801	(168,801)	(100.0)%
Impairment loss of right-of-use asset	65,482	-	65,482	100.0%
Loss on disposal of equipment	-	268,800	(268,800)	(100.0)%
Total operating expenses	709,627	1,171,738	(462,111)	(39.4)%
Loss from operations	(621,757)	(844,627)	(222,870)	(26.4)%
Other expense, net	(8,487)	26,551	(35,038)	(132.0)%
Provision for income taxes	-	-	-	-
Net loss	$(630,244)	$(818,076)	$(187,832)	(23.0)%

Total sales decreased by approximately $969,000 or 81.0%, from approximately $1.2 million in the six months ended June 30, 2021 to approximately $227,000 in the six months ended June 30, 2022. The decrease of sales was mainly because we fulfilled more OEM orders during the six months ended June 30, 2021 as compared to the six months ended June 30, 2022. In addition, we had experienced a delay of OEM shipments due to supply shortages during the six months ended June 30, 2022 for which we have accumulated increased backlog orders with deferred revenue of approximately $0.7 million as of June 30, 2022.

The cost of sales decreased by approximately $730,000, or 84.0%, from approximately $869,000 in the six months ended June 30, 2021 to approximately $139,000 in the six months ended June 30, 2022. The decrease of cost of sales was in line with the decrease of revenue as we fulfilled lesser OEM orders during the six months ended June 30, 2022.

Our overall gross margin percentage increased from a gross margin of approximately 27.3% in the six months ended June 30, 2021 to a gross margin of approximately 38.6% in the six months ended June 30, 2022, mainly attributable to that we provided more sales volume discounts on the unit price to our customers during the six months ended June 30, 2021 as compared to the same period in June 30, 2022.

Selling expenses decreased from approximately $66,000 in the six months ended June 30, 2021 to approximately $9,000 in the six months ended June 30, 2022. The decrease of approximately $58,000, or 87.0%, was mainly due to the decrease of approximately $48,000 of shipping and packing expenses as we had less OEM orders that required packing and shipping services and approximately $10,000 of payroll expense as we did not replace our sales representatives after their departure.

General and administrative (“G&A”) expenses decreased by approximately $32,000 from approximately $668,000 in the six months ended June 30, 2021 to approximately $636,000 in the six months ended June 30, 2022. The decrease was mainly attributable to the decrease of approximately $22,000 of computer expense as we did not outsource any professionals to upgrade our website in the six months ended June 30, 2022 and the decrease of approximately $26,000 of payroll and benefits expense as we did not replace certain employees after their departure offset by the increase of approximately $25,000 of bad debt expense.

Stock compensation expenses were $0 for the six months ended June 30, 2022, a decrease of approximately $169,000 as compared to the same period in 2021. The expense related to the amortization of the value of 766,668 shares of restricted common stock to three employees for the six months ended June 30, 2021, which were all fully vested in July 2021.

Impairment loss of long-lived assets was $65,482 for the six months ended June 30, 2022 as compared to $0 in the same period in 2021. The impairment loss of long-lived assets related to our New York training center as we do not expect to re-open the training center after its closure in the second quarter of 2022 even though our lease term is not up until March of 2023.

Loss on disposal of equipment was $0 for the six months ended June 30, 2022, a decrease of approximately $269,000 as compared to the same period in 2021. The loss on disposal of equipment related to the termination our Nevada factory lease and disposal of all machinery in Nevada factory in May 2021 which resulted in $268,800 of loss  for the six months ended June 30, 2021.

Other income (expense) decreased by $35,000 from approximately $27,000 other income in the six months ended June 30, 2021 to approximately $8,000 other expense in the six months ended June 30, 2022, mainly due to the decrease of other income of approximately $14,000 as we received a $25,000 California Small Business COVID-19 Relief Grant that we received in May 2021 and we didn’t have such Grant in the six months ended June 30, 2022, and increase of interest expense of approximately $7,000 as we obtained an additional $350,000 interest bearing Economic Injury Disaster Loan in April 2022.

Net loss decreased by approximately $188,000 from approximately $818,000 in the six months ended June 30, 2021 to approximately $630,000 in the six months ended June 30, 2022, mainly due to the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2022, we had a cash balance of approximately $23,000, compared to a cash balance of approximately $900 at December 31, 2021.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and current loan obligations. Other than operating expenses and current liabilities of approximately $1.6 million, the Company does not have significant cash commitments. Cash requirements include cash needed for purchase of inventory, payroll, payroll taxes, rent, other operating expenses and payments of current portions of loan payable. However, in response to the liquidity factors described above, the Company has continued to find ways to reduce its operating expenses. In addition, should our Company need funds, our principal shareholder and Chief Executive and Financial Officer Mr. Dinghua Wang may lend additional money to the Company from time to time to the extent he is in a position and willing to do so. No assurance can be provided that he will continue to lend funds to the Company in the future.

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

For the six months ended June 30, 2022, cash used in operating activities amounted to approximately $500,000 as compared to approximately $126,000 used in operating activities in the same period in 2021. Cash used in operating activities for the six months ended June 30, 2022 was primarily the result of our approximately $630,000 net loss, the payment of lease liabilities of approximately $102,000 and the decrease of deferred revenue of approximately $95,000 as we returned certain deposits made by our customer. This amount was partially offset by the increase of accounts payable and accrued expenses of approximately $61,000 as we are behind on payments and decrease of prepaid expenses of approximately $33,000 as we realized our prepayments on inventory purchases to fulfill our OEM orders, and the decrease of the non-cash expense of approximately $10,000 of depreciation expense, approximately $111,000 in amortization of operating right-of-use assets, approximately $65,000 in impairment loss of right-of-use asset, bad debt expense of approximately $25,000, and inventory write-off of approximately $23,000.

For the six months ended June 30, 2022, financing activities provided approximately $523,000 as compared to approximately $115,000 during the six months ended June 30, 2021. Net cash received in the six months ended June 30, 2022 included an additional $350,000 loan from the Economic Inquiry Disaster Loan program, borrowings from third parties totaling approximately $57,000 and approximately $152,000 in additional loans from our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang. These amounts were partially offset by our repayment of approximately $27,000 to our principal shareholder and Chief Executive and Financial Officer, Mr. Dinghua Wang and approximately $9,000 of principal payments for long-term debt.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2022 based on the evaluation of these controls and procedures required by Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2022, our disclosure controls and procedures are not effective due to the following material weakness that we have identified:

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

Merion, Inc.

Title	Name	Date	Signature

President, CEO and CFO	Ding Hua Wang	September 23, 2022	/s/ Ding Hua Wang

